Form 10-Q
period 2010-06-30
Madison Bancorp Inc
filed 2010-09-24
CIK 1492324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _____________
Commission file number: 0-54081
MADISON BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-258073

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9649 Belair Road, Suite 300, Baltimore, Maryland	21236

(Address of principal executive offices)	(Zip Code)
(410) 529-7400

(Registrant’s telephone number, including area code)
Not Applicable

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of September 24, 2010, there were no shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE
     Madison Bancorp, Inc. (the “Company”) filed a Registration Statement on Form S-1 (the “Form S-1”), as amended, with the U.S. Securities and Exchange Commission (the “SEC”), which the SEC declared effective on August 12, 2010. The Form S-1 includes financial statements for the interim period ended June 30, 2010. Therefore, the Company is filing this Form 10-Q pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended, in order to file financial statements for the first quarter subsequent to the quarter reported upon the Form S-1.
     The Company was incorporated in May 2010 by Madison Square Federal Savings Bank, Baltimore, Maryland (the “Bank”), to be the Bank’s holding company upon completion of the Bank’s conversion from the mutual to stock form of organization. Upon completion of the conversion, the Company will own all of the Bank’s outstanding capital stock and will direct, plan and coordinate the Bank’s business activities. The Company is not currently an operating company and, therefore, the information presented in this report is on a consolidated basis for the Bank.

MADISON BANCORP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MADISON BANCORP, INC AND SUBSIDIARIES
Consolidated Statements of Financial Condition
June 30, 2010 and March 31, 2010

	JUNE 30,	March 31,
	2010	2010
	(Unaudited)	(Audited)
Assets

Assets
Cash and cash equivalents	$21,874,232	$13,354,975
Certificates of deposit	960,780	956,972
Investment securities available-for-sale	29,259,920	33,480,669
Investment securities held-to-maturity	1,819,058	2,283,707
Federal Home Loan Bank stock, at cost	242,500	242,500
Loans receivable, net	90,189,147	90,336,475
Property and equipment, net	3,928,630	3,983,182
Ground rents, net	477,273	477,273
Accrued interest receivable	421,751	430,549
Deferred income taxes	0	5,828
Prepaid expenses and other assets	1,525,489	1,337,364

Total Assets	$150,698,780	$146,889,494

Liabilities and Equity

Liabilities
Deposits:
Noninterest-bearing	$5,200,624	$5,267,672
Interest-bearing	134,919,244	131,697,595

Total Deposits	140,119,868	136,965,267
Advances from borrowers for taxes and insurance	942,847	557,686
Deferred income taxes	126,716	0
Other liabilities	243,176	303,514

Total Liabilities	141,432,607	137,826,467

Equity
Retained earnings	8,903,232	8,903,564
Accumulated other comprehensive income	362,941	159,463

Total Equity	9,266,173	9,063,027

Total Liabilities and Equity	$150,698,780	$146,889,494

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
Three Months Ended June 30, 2010 and 2009

	JUNE 30,	June 30,
	2010	2009

Interest Revenue
Interest and fees on loans	$1,272,356	$1,250,764
Investment securities available-for-sale	242,303	201,526
Investment securities held-to-maturity	25,579	36,214
Interest-bearing deposits	7,473	8,112
Other	156	0

Total Interest Revenue	1,547,867	1,496,616

Interest Expense
Interest on deposits:
Time	579,148	833,801
Savings	20,700	39,346
NOW and money market demand accounts	2,965	7,980
Other interest expense	34	37

Total Interest Expense	602,847	881,164

Net Interest Income	945,020	615,452

Provision for Loan Losses	51,359	40,000

Net Interest Income after Provision for Loan Losses	893,661	575,452

Noninterest Revenue
Gain (Loss) on disposal of property	0	(1,182)
Gain on sale of investment securities	28,919	30
Other than temporary impairment of securities	0	0
Other	78,473	59,819

Total Noninterest Revenue	107,392	58,667

Noninterest Expenses
Salaries and employee benefits	477,152	493,098
Occupancy & equipment expense	275,718	252,955
Advertising	1,813	3,262
Audit and accounting	33,845	17,395
FDIC premiums and OTS assessments	97,302	148,547
Data processing	53,272	42,496
Stationary and postage	19,788	20,437
Other operating expenses	42,495	69,637

Total Noninterest Expenses	1,001,385	1,047,827

Loss Before Income Taxes	(332)	(413,708)

Income Tax Expense (Benefit)	0	0

Net Loss	$(332)	$(413,708)

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES
Consolidated Statement of Changes in Equity (Unaudited)
Three Months Ended June 30, 2010

		Accumulated
		Other
	Retained	Comprehensive	Total
	Earnings	Income	Equity
Balance April 1, 2010	$8,903,564	$159,463	$9,063,027
Comprehensive income:
Net (Loss)	(332)		(332)

Net unrealized gain on available for sale securities, net of tax effect of $132,544		203,478	203,478

Total comprehensive income			203,145

Balance June 30, 2010	$8,903,232	$362,941	$9,266,173

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended June 30, 2010 and 2009

	JUNE 30, 2010	June 30, 2009
Cash flows from Operating Activities
Net loss	($332)	($413,708)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization (accretion) of investment securities	(1,373)	15,057
Decrease in net deferred loan costs	(4,304)	(8,760)
Provision for loan and ground rent losses	51,359	40,000
(Gain) Loss on sale of investment securities	(28,919)	(30)
Other than temporary impairment charge	0	0
(Gain) Loss on disposal of property and equipment	0	1,182
Depreciation and amortization	57,383	65,600
Changes in operating assets and liabilities:
Accrued interest receivable	8,798	19,620
Prepaid expenses and other assets	(188,125)	(43,969)
Other liabilities	(60,338)	4,021

Net Cash provided by (used in) operating activities	(165,851)	(320,987)

Cash flows from Investing Activities
Increase in loans receivable, net	100,273	(396,725)
Increase in certificates of deposit, net	(3,808)	(950,000)
Principal payments on HTM securities	201,007	227,479
Principal payments on AFS securities	1,523,056	1,710,256
Proceeds from maturing investment securities	3,097,000	5,100,000
Proceeds from sales investment securities	2,733,052	0
Purchases of investment securities	(2,502,403)	(7,699,631)
Purchase of property and equipment	(2,831)	(88,311)
(Purchases) redemptions of FHLB Stock	0	0
Proceeds from sale of property	0	0
Proceeds from sale of ground rents	0	6,900

Net cash used in investing activities	5,145,346	(2,090,032)

Cash flow from Financing Activities
Increase (decrease) in:
Deposits, net	3,154,601	2,348,615
Advances from borrowers, net	385,161	373,166

Net cash provided by financing activities	3,539,762	2,721,781

Increase (Decrease) in Cash and Cash Equivalents	8,519,257	310,762

Cash and Cash Equivalents, Beginning of Period	13,354,975	16,321,326

Cash and Cash Equivalents, End of Period	$21,874,232	$16,632,088

The accompanying notes are an integral part of these consolidated financial statements.

Note 1: Activities and Summary of Significant Accounting Policies
     Madison Bancorp, Inc. (Company) was incorporated on May 20, 2010 as the proposed holding company for Madison Square Federal Savings Bank (Bank) in conjunction with the Bank’s plan of conversion from mutual to stock form of ownership. (See Note 2). The Company had no assets at June 30, 2010. The interim financial statement presented in this report includes only the financial information of the Bank.
     Madison Square Federal Savings Bank (the “Bank”) was incorporated in 1870 under the laws of the State of Maryland. The Bank is a federally chartered mutual savings bank engaged in banking and related services primarily in the Baltimore Metropolitan area. Significant accounting policies followed by the Bank are presented below.
     The foregoing consolidated financial statements are unaudited; however, in the opinion of management we have included all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period. We derived the balances as of March 31, 2010 from audited financial statements. These statements should be read in conjunction with Madison Bancorp’s financial statements and accompanying notes included in Madison Bancorp’s Registration Statement on Form S-1, as amended, with the US Securities and Exchange Commission which was declared effective August 12, 2010. We have made no significant changes to Madison Bancorp’s accounting policies as disclosed in the Form S-1.
     Principles of consolidation: The consolidated financial statements include the accounts of the Bank and its subsidiary, Madison Financial Services Corporation (MFSC). MFSC is engaged in the business of insurance brokerage services primarily in the Baltimore Metropolitan area. All significant accounts and intercompany transactions have been eliminated.
     Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred income tax valuation allowances and other than temporary impairment of investment securities.
     Cash and cash equivalents: The Bank considers all cash on hand, amounts in demand accounts in other depository institutions and federal funds sold to be cash and cash equivalents.
     Certificates of deposit: Certificates of deposit, that are not purchased through a broker and classified as available-for-sale, mature within 12 months and are recorded at cost.
     Investment securities: Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.
     Investment securities that are acquired with the intent and the ability to hold them to maturity are classified as held-to-maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest revenue using the interest method over the period to maturity. Management believes the Bank has adequate liquidity and capital, and it is generally management’s intention to hold such assets to maturity.

Note 1: Activities and Summary of Significant Accounting Policies (Continued)
     Investment securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts that are recognized in interest revenue using the interest method over the period to maturity.
     Realized gains and losses and declines in value determined to be other than temporary on securities are included in income. The cost of securities sold is based on the specific identification method.
     Management evaluates securities for impairment on a quarterly basis. Management assesses whether (a) it has the intent to sell a security being evaluated and (b) it is more likely than not that the Bank will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair values of securities below their cost that are considered other-than-temporary declines are split into two components. The first is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses, which are recognized in other comprehensive loss. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, (3) changes in the rating of the security by a rating agency, (4) recoveries or additional declines in fair value subsequent to the balance sheet date, (5) failure of the issuer of the security to make scheduled interest or principal payments, and (6) the payment structure of the debt security and the likelihood of the issuer being able to make payments in the future. Management also monitors cash flow projections for securities that are considered beneficial interests.
     Federal Home Loan Bank stock: The investment in Federal Home Loan Bank (FHLB) stock, which is required by law, is restricted and stated at cost.
     Loans receivable and the allowance for loan losses: Loans receivable are stated at unpaid principal balances plus net deferred expense, less the allowance for loan losses.
     Loan origination fees and the direct costs of underwriting and closing loans are amortized or accreted over the contractual life of the related loan as an adjustment to yield. Any differences that arise from prepayment will result in a recalculation of the effective yield.
     Interest on loans is accrued based on the principal amounts outstanding. The accrual of interest is discontinued when any portion of the principal or interest is 90 days past due and collateral is insufficient to discharge the debt in full. At the time the loan is classified as nonaccrual, all previously accrued interest is reversed from interest revenue. Revenue is subsequently recognized only to the extent cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is no longer in doubt. The loan is then returned to accrual status.

Note 1: Activities and Summary of Significant Accounting Policies (Continued)
     Loans are considered impaired when, based on current information, management considers it unlikely that the collection of principal and interest payments will be made according to contractual terms. Generally, loans are not reviewed for impairment until the accrual of interest has been discontinued. If collection of principal is evaluated as doubtful, all payments are applied to principal.
     The allowance for loan losses is increased by provisions charged to income and reduced by charge-offs, net of recoveries. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current economic conditions.
     Property and equipment: Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed on straight line and accelerated methods over the estimated useful lives of the assets. Expenditures for maintenance and routine repairs are charged to expense as incurred; expenditures for improvements and major repairs that materially extend the useful lives of assets are capitalized.
     Ground rents: The Bank carries ground rents at cost, less a valuation allowance, and holds them as a long-term investment. The current market value of the ground rents is not readily determinable. The Bank has recorded an estimated valuation allowance based on delinquencies of ground rent payments. The Bank does not contemplate any substantial dispositions in the future.
     Income taxes: Deferred income taxes and deferred income tax benefits are provided to reflect the tax effect of temporary differences between financial statement and income tax reporting. Accounting guidance prescribes how an entity should measure, recognize, present, and disclose in its financial statements the tax effects of uncertain tax positions that the entity has taken or expects to take on a tax return. Management does not consider any of its tax positions to have a significant impact on its statement of financial condition. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
     Comprehensive income: The Bank’s comprehensive income consists of net income and net unrealized gains and losses on investments securities. Accumulated other comprehensive income is comprised solely of the accumulated net unrealized gains and losses on securities, net of tax.
     The components of other comprehensive income (loss) and related tax effects during the three months ended June 30, 2010 and 2009 were as follows:

	2010	2009

Unrealized holding gains (losses) on securities available-for-sale	$364,941	$(116,418)
Reclassification adjustment for losses realized in income	(28,919)	(30)

Net unrealized gains	336,022	(116,448)
Tax effect	132,544	(45,933)

Net-of-tax amount	$203,478	$(70,515)

Note 1: Activities and Summary of Significant Accounting Policies (Continued)
     Components of accumulated other comprehensive incomes are as follows, as of June 30, 2010 and March 31, 2010:

	June 30, 2010	March 31, 2010

Unrealized gain on investment securities available-for sale	$599,357	$299,567
Unrealized loss on impaired investment security held-to-maturity	-0-	(36,233)

Accumulated other comprehensive income before tax effect	599,357	263,334
Tax effect	(236,416)	(103,871)

Accumulated other comprehensive income	$362,941	$159,463

     Subsequent Events - We evaluated subsequent events after June 30, 2010 through September 17, 2010, the date this report was available to be issued. No significant events were identified which would affect the presentation of the financial statements.
Note 2: Plan of Conversion and Change in Corporate Form
     On April 6, 2010, the Bank’s Board of Directors approved a plan (the “Plan”) to convert from a federally-chartered mutual savings bank to a federally-chartered stock savings bank form of organization, subject to approval by its members. The Plan, which includes formation of a holding company to own all of the outstanding capital stock of the Bank, was approved by the Office of Thrift Supervision (OTS) and includes the filing of a registration statement with the Securities and Exchange Commission.
     The cost of conversion and issuing and selling the capital stock will be deferred and deducted from the proceeds of the offering. In the event the conversion and offering are not completed, any deferred costs will be charged to operations. Through June 30, 2010, the Bank had incurred $292,825 in conversion costs, which were recorded in prepaid expenses and other assets on the Statement of Financial Condition.
     The Plan calls for the common stock of the holding company to be offered to various parties in a subscription offering at a price based on an independent appraisal of the Bank. It is anticipated that any shares not purchased in the subscription offering will be offered in a community offering. The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amount required for the liquidation account discussed below or the regulatory capital requirements imposed by the OTS.
     At the time of conversion, the Bank will establish a liquidation account in an amount equal to its retained earnings as reflected in the latest statement of financial condition used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their deposit accounts in the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. In the event of a complete liquidation of the Bank, eligible depositors who continue to maintain accounts in accordance with OTS regulations shall be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock.

Note 3: Supplemental Disclosure for Earnings per Share
     When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the mutual to stock conversion was not completed as of June 30, 2010, per share earnings data is not meaningful for this quarter or prior comparative periods and therefore is not presented.

Note 4: Investment Securities
     The amortized cost and estimated fair value of investment securities at June 30 and March 31, 2010 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	June 30, 2010

Investment securities available-for-sale:
U.S. government agencies	$3,650,000	$4,376	$1	$3,654,375
Brokered certificates of deposit	2,675,344	-0-	6,326	2,669,018
Mortgage-backed securities (Agency)	22,335,221	602,704	1,398	22,936,527

	$28,660,565	$607,080	$7,725	$29,259,920

Investment securities held-to-maturity:
Mortgage-backed securities (Agency)	$1,042,148	$34,209	$4,987	$1,071,370
Mortgage-backed securities (Nonagency)	776,910	43,785	159,939	660,756

	$1,819,058	$77,994	$164,926	$1,732,126

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	March 31, 2010

Investment securities available-for-sale:
U.S. government agencies	$4,499,222	$15,793	$1,150	$4,513,865
Brokered certificates of deposit	2,670,928	-0-	6,425	2,664,503
Mortgage-backed securities (Agency)	26,010,952	341,079	49,730	26,302,301

	$33,181,102	$356,872	$57,305	$33,480,669

Investment securities held-to-maturity:
Mortgage-backed securities (Agency)	$1,177,893	$34,377	$6,606	$1,205,664
Mortgage-backed securities (Nonagency)	1,105,814	86,774	174,963	1,017,625

	$2,283,707	$121,151	$181,569	$2,223,289

Note 4: Investment Securities (Continued)
     The following is a summary of maturities of securities held-to-maturity and available-for-sale as of June 30, 2010:

	Held-to-maturity		Available-for-sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Amounts maturing in:
One year or less	$-0-	$-0-	$1,895,344	$1,896,901
After one year through five years	-0-	-0-	4,430,000	4,426,492
After five years through ten years	-0-	-0-	-0-	-0-
After ten years	-0-	-0-	-0-	-0-

	-0-	-0-	6,325,344	6,323,393

Mortgage-backed securities (Agency)	1,042,148	1,071,370	22,335,221	22,936,527
Mortgage-backed securities (Nonagency)	776,910	660,756	-0-	-0-

	$1,819,058	$1,732,126	$28,660,565	$29,259,920

     Proceeds from sales of investment securities were $2,733,052 and $0 during the three months ended June 30, 2010 and 2009, respectively.

Note 5: Loans Receivable
     Loans receivable consist of the following at June 30, 2010 and March 31, 2010, respectively:

	6/30/10	3/31/10

Loans secured by mortgages:
Residential
1-4 Single family	$61,522,004	$62,875,698
Multifamily	1,720,482	1,736,945
Commercial	11,823,730	11,597,811
Land	5,134,942	4,849,495
Lines of credit	1,229,352	1,407,436
Residential construction	3,190,888	2,395,528

	84,621,398	84,862,913

Consumer	1,170,792	1,203,106

Commercial	4,939,358	4,755,553

Total loans receivable	90,731,548	90,821,572
Net deferred costs	115,599	119,903
Allowance for loan losses	(658,000)	(605,000)

Loans receivable, net	$90,189,147	$90,336,475

Note 6: Allowance for Loan Losses
     The activity in the allowance for loan losses was as follows:

	Quarter Ended	Year Ended	Quarter Ended
	June 30, 2010	March 31, 2010	June 30, 2009

Balance — Beginning of Year	$605,000	$379,500	$379,500
Provision for loan losses	51,359	242,074	40,000
Recoveries	1,641	-0-	400
Charge Offs	-0-	(16,574)	-0-

Balance — End of Year	$658,000	$605,000	$399,900

     The principal balance on non-accrual loans as of June 30, 2010 and March 31, 2010 were $864,783 and $680,112, respectively. The related interest on these loans was $32,125 and $22,705, respectively. Management had identified one of the nonaccrual loans, with a balance of $607,815, as impaired as of June 30, 2010. The allowance for loan losses includes a specific reserve of $106,000 for this loan as of June 30, 2010.

Note 7: Fair Value Measurements
     Accounting guidance defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. These standards have also established a three-level hierarchy for fair value measurements based upon the inputs to the valuation of an asset or liability.
•	Level 1 — Valuation is based on quoted prices in active markets for identical assets and liabilities.

•	Level 2 — Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active or by model-based techniques in which all significant inputs are observable in the market.

•	Level 3 — Valuation is derived from model-based techniques in which at least one significant input is unobservable and based on the Bank’s own estimates about the assumptions that market participants would use to value the asset or liability.
     Investment securities available-for-sale are the only financial assets measured at fair value on a recurring basis. As of June 30, 2010 and March 31, 2010, the fair values were measured using the following methodologies:

	6/30/10
	Total	Level 1	Level 2	Level 3

Investment securities available-for-sale	$29,259,920	$5,395,142	$23,861,366	$3,412

	3/31/10
	Total	Level 1	Level 2	Level 3

Investment securities available-for-sale	$33,480,669	$956,772	$32,520,274	$3,623

     No other financial assets or liabilities are measured at fair value on a recurring or nonrecurring basis. As of June 30, 2010 and March 31, 2010, the Bank owned a mortgage backed agency security measured using a Level 3 methodology. The change in the unrealized gain on the security was recorded in comprehensive income. It was not recorded in the net loss for the year.
     The Bank does not have an internal process to calculate fair values for loans, deposits and advanced payments by borrowers for taxes and insurance and relies on reports from the Office of Thrift Supervision (OTS) for this information. Fair values of investment securities are provided by an independent pricing service. Classifications of various assets and liabilities differ slightly between the OTS and the financial statements prepared on the basis of generally accepted accounting principles.

Note 7: Fair Value Measurements (Continued)
     The estimated fair values of financial instruments at June 30, 2010 and March 31, 2010 are as follows:

	6/30/10		3/31/10
	(in thousands)		(in thousands)
	Book		Book	Fair
	Value	Fair Value	Value	Value
Assets:
Cash and cash equivalents	$21,874	$21,874	$13,355	$13,355
Certificates of deposit	961	961	957	957

Investment securities	31,079	30,992	35,764	35,704

Loans, net	90,189	94,795	90,336	90,249

Total financial assets	$144,103	$148,622	$140,412	$140,265

	6/30/10		3/31/10
	(in thousands)		(in thousands)
	Book	Fair	Book	Fair
	Value	Value	Value	Value
Liabilities:
Deposits	$140,120	$143,200	$136,965	$140,111
Advanced payments by borrowers for taxes and insurance	943	943	558	558

Total financial liabilities	$141,063	$144,143	$137,523	$140,669

     The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of June 30, 2010 and March 31, 2010:
     Cash and cash equivalents: The amounts reported at cost approximate the fair value of these assets.
     Investment securities held-to-maturity: The fair values are based on the quoted market values or values of securities with similar rates and terms. The fair values are provided to the Bank by a third party.
     Loans, deposits and advanced payments by borrowers for taxes and insurance: The fair value of these items has been calculated based on the Bank’s quarterly voluntary submissions of the Consolidated Maturities and Rates schedule (CMR).

Note 8: Accounting Standards Updates
     Accounting Standards Updates (ASU) No. 2009-16, “Transfers and Servicing (Topic- 860)-Accounting for Transfers of Financial Assets” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvement with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 became effective on January 1, 2010 and did not have a significant impact on our consolidated results of operations or financial position.
     ASU No. 2009-17, “Consolidations (Topic 810)-Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” amends prior guidance to change how a company determines when an entity that is sufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. As further discussed below, ASU No. 2010-10, “Consolidations (Topic 810),” deferred the effective date of ASU 2009-17 for a reporting entity’s interests in investment companies. The provisions of ASU 2009-17 became effective on January 1, 2010 and they did not have a material impact on our consolidated results of operations or financial position.
     ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)-Improving Disclosures About Fair Value Measurements” requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between the levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) companies should provide fair value measurement disclosures for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. ASU No. 2010-06 requires the disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective on January 1, 2010.
     ASU No. 2010-10, “Consolidations (Topic 810)-Amendments for Certain Investment Funds” defers the effective date of the amendments to the consolidation requirements made by ASU 2009-17 to a company’s interest in an entity (i) that has all of the attributes of an investment company, as specified under ASC Topic 946, “Financial Services-Investment Companies,” or (ii) for which it is industry practice to apply measurement principles of financial reporting that are consistent with those in ASC Topic 946. As a result of the deferral, companies are not required to apply the ASU 2009-17 amendments to the Subtopic 810-10 consolidation requirements to its interest in an entity that meets the criteria to qualify for the deferral. ASU 2010-10 also clarifies

Note 8: Accounting Standards Updates (Continued)
that any interest held by a related party should be treated as though it is an entity’s own interest when evaluating the criteria for determining whether such interest represents a variable interest.
     ASU 2010-10 also clarifies that companies should not use a quantitative calculation as the sole basis for evaluating whether a decision maker’s or service provider’s fee is variable interest. The provisions of ASU 2010-10 became effective as of January 1, 2010 and did not have a material impact on our consolidated results of operations or financial position.
     ASU No. 2010-11, “Derivatives and Hedging (Topic 815)-Scope Exception Related to Embedded Credit Derivatives” clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirement are those that relate to the subordination of one financial instrument to another. Entities that have contracts containing an embedded credit derivative feature in a form other than subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010. We do not anticipate that it will have a material impact on our consolidated results of operations or financial position.
Note 9: Commitment and Financial Instruments with Off-Balance-Sheet Credit Risk
In the normal course of business, the Bank has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements. Loan commitments and lines of credit are agreements to lend to a customer as long as there is no violation of any condition to the contract. Mortgage loan commitments generally have fixed interest rates, fixed expiration dates, and may require payment of a fee. Other loan commitments generally have fixed interest rates. Commitments to purchase loans do not represent future cash requirements, as it is unlikely all loans will be closed prior to the expiration of the commitment. Lines of credit generally have variable interest rates. Such lines do not represent future cash requirements because it is unlikely that all customers will draw upon their lines in full at any time. Letters of credit are commitments issued to guarantee the performance of a customer to a third party.
     The Bank’s maximum exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the credit commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. Management is not aware of any accounting loss to be incurred by funding these loan commitments.
     At June 30, 2010 the Bank had outstanding firm commitments to originate or purchase loans as follows:

Mortgage loans commitments — fixed rate	$874,000
Mortgage loans commitments — variable rate	4,872,000
Commitments to originate nonmortgage loans	16,000
Commitments to purchase loans	756,000
Unused equity lines of credit (variable rate)	1,351,000
Commercial and consumer lines of credit	907,000
Standby letters of credit	398,000

Total	$9,174,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Safe Harbor Statement for Forward-Looking Statements
     This report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts; rather they are statements based on the Company’s current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.
     Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Bank’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed beginning on page 13 of the Company’s prospectus dated August 12, 2010 under the section titled “Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.
Critical Accounting Policies
     We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The following represent our critical accounting policies:
     Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance monthly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.
     Fair Value of Investments. Securities are characterized as available for sale or held to maturity based on management’s ability and intent regarding such investment at acquisition. On an ongoing basis, management must estimate the fair value of its investment securities based on information and assumptions it deems reliable and reasonable, which may be quoted market prices or if quoted market prices are not available, fair values extrapolated from the quoted prices of similar instruments. Based on this information, an assessment must be made as to whether any decline in the fair value of an investment security should be considered an other-than-temporary impairment and recorded in non-interest revenue as a loss on investments. The determination of such impairment is subject to a variety of factors, including management’s judgment and experience.

Comparison of Financial Condition at June 30, 2010 and March 31, 2010
     Assets. Total assets increased from $146.9 million at March 31, 2010 to $150.7 million at June 30, 2010. The increase was primarily due to increases in cash and cash equivalents, which were partially offset by a decrease in investment securities available-for-sale.
     Loans. Net loans receivable decreased by $147,000, or 0.2%, from $90.3 million at March 31, 2010 to $90.2 million at June 30, 2010, primarily as a result of the net effect of a $1.4 million decrease in residential mortgage loans, a $226,000 increase in commercial real estate loans, a $285,000 increase in land loans, a $795,000 increase in residential construction loans, a $48,000 decrease in consumer loans and a $183,000 increase in commercial loans. The decrease in residential mortgage loans was primarily a result of borrowers refinancing of loans elsewhere and normal principal reductions.
     Securities. Cash and cash equivalents increased by $8.5 million, or 63.4%, from $13.4 million at March 31, 2010 to $21.9 million at June 30, 2010, as excess liquidity was invested in short-term securities including overnight deposits. Our securities available-for-sale decreased by $4.2 million, or 12.6%, from $33.5 million at March 31, 2010 to $29.3 million at June 30, 2010, as the result of certain securities being called or having matured and sales of selected securities. Our securities held-to-maturity decreased by $465,000, or 20.4%, to $1.8 million at June 30, 2010 from $2.3 million at March 31, 2010. The decrease reflects a $135,000 decrease in agency mortgage-backed securities, as repayments were received, and a decrease of $328,000 in nonagency mortgage-backed securities, as principal payments were received and the sales of certain downgraded securities. Proceeds from the sale of available-for-sale securities and held-to-maturity securities were $2.5 million and $262,000, respectively, resulting in gross gains of $68,000 and gross losses of $45,000, respectively. At June 30, 2010, we also held a $243,000 investment in the common stock of the Federal Home Loan Bank of Atlanta.
     Ground Rent. Income from ground leases remained constant.
     Deposits. Total deposits increased by $3.2 million to $140.1 million at June 30, 2010 from $137.0 million at March 31, 2010. Balances of noninterest-bearing deposits remained relatively constant at $5.2 million at June 30, 2010. Interest-bearing deposits increased by $3.2 million to $134.9 million at June 30, 2010 compared to $131.7 million at March 31, 2010. Despite our lowering of rates on deposits, there continues to be an increase in interest-bearing deposits. This may be due to customers seeking the security of FDIC-insured deposits.
     Borrowings. We had no borrowings from the Federal Home Loan Bank of Atlanta at June 30, 2010 or March 31, 2010.
Results of Operations for the Three Months Ended June 30, 2010 and 2009
     Overview. Our net loss was less than $1,000 for the three months ended June 30, 2010, compared to a net loss of $413,708 for the three months ended June 30, 2009. The net loss for the 2010 quarter included improvements in many categories but primarily increases in net interest income.
     Net Interest Income. Our net interest income benefited from falling interest rates during the three months ended June 30, 2010. Net interest income increased to $945,000 for the three months ended June 30, 2010 as compared to $615,000 for the three months ended June 30, 2009. The increase in net interest income is primarily attributable to a 90 basis point increase in our interest rate spread from 1.69% for the three months ended June 30, 2009 to 2.59% at June 30, 2010, as we continued to take advantage of decreasing market interest rates to reduce our cost of funds while limiting the decrease in yields earned on our assets. Also contributing to the increase in net interest income was a $6.7 million increase in the average balance of interest-earning assets.
     Interest on loans increased by $22,000, primarily due to an increase in the average balance of loans, and due to a slight increase in the average yield. The average balance of loans increased by $1.2 million to $90.6 million for the three months ended June 30, 2010 from $89.4 million for the three months ended June 30, 2009. The average yield on loans increased to 5.62% for the three months ended June 30, 2010 from 5.60% for the three months ended June 30, 2009.

     Interest on securities available-for-sale increased by $41,000 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, caused by a 41 basis point decrease in the average yield offset by a $6.7 million increase in the average balance of investment securities available-for-sale. Interest on securities held-to-maturity was $26,000 for the three months ended June 30, 2010 as compared to $36,000 for the three months ended June 30, 2009, due to a 2 basis point decrease in the average yield and a $700,000 decrease in the average balance of securities held-to-maturity. The decreased yield during the three months ended June 30, 2010 was related to slower accretion of the discount related to these securities.
     Interest on cash and cash equivalents was $7,000 for the three months ended June 30, 2010 as compared to $8,000 for the three months ended June 30, 2009, as a result of decreases in the average yield and the average balance of cash and cash equivalents.
     Interest on total deposits decreased to $603,000 for the three months ended June 30, 2010 from $881,000 for the three months ended June 30, 2009, as a 91 basis point decrease in the average cost of interest-bearing deposits offset an $8.2 million increase in the average balance of interest-bearing deposits. Interest on NOW and money market accounts decreased by $5,000 to $3,000 for the three months ended June 30, 2010 due to the decrease in the average cost of the deposits.
     Provision for Loan Losses. Our provision for loan losses increased from $40,000 for the three months ended June 30, 2009 to $51,000 for the three months ended June 30, 2010. At June 30, 2010, the allowance for loan losses was $658,000, or 0.73% of the total loan portfolio, compared to $605,000, or 0.67% of the total loan portfolio, at March 31, 2010. Nonaccrual loans amounted to $865,000 and $680,000 at June 30, 2010 and March 31, 2010, respectively. There were no loan charge-offs during the three months ended June 30, 2010 or the three months ended June 30, 2009. There was a recovery of $2,000 during the three months ended June 30, 2010.
     The Bank’s largest nonaccrual loan was in the amount of $608,000. In the March 2010 quarter a valuation was performed indicating a required specific reserve of $50,000 which was recorded in the March 2010 quarter. For more information about this loan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Analysis of Non-performing and Classified Assets.” Due to the lack of activity and payments during the quarter ended June 30, 2010, the lead bank initiated foreclosure. The foreclosure auction was held on June 15, 2010. The lead bank had the highest bid at the foreclosure sale. Ratification of the sale is anticipated to take from three to six months. The lead bank provided us with a copy of a new independent certified appraisal of the collateral, performed by an appraiser not involved in the original appraisal or market analysis performed at March 31, 2010. This appraisal was consistent with the net realizable value analysis performed in March 2010, but applied a larger discount for marketing costs and absorption factors. This resulted in a discounted value requiring a specific reserve of $106,000, the additional $56,000 of which we recorded as of June 30, 2010.
     Noninterest Revenue. Noninterest revenue increased for the three months ended June 30, 2010 to $107,000 as compared to $59,000 for the three months ended June 30, 2009. The increase during the 2010 period was primarily due to the gain on sale of certain nonagency and available-for-sale securities and increased fee income from the sale of non-deposit products.
     Noninterest Expenses. Noninterest expenses decreased by $46,000 from $1.05 million for the three months ended June 30, 2009 to $1.0 million for the three months ended June 30, 2010, primarily due to reductions in compensation expense, FDIC insurance premiums and other operation expense, which was partially offset by increases in occupancy and audit and accounting expenses.
     Income Tax Expense. For the three months ended June 30, 2010, and June 30, 2009 we incurred no income tax expense.
Liquidity and Capital Resources
     Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds available to meet short-term liquidity needs consist of deposit inflows, loan repayments and maturities and sales of investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.
     We regularly adjust our investments in liquid assets available to meet short-term liquidity needs based upon our assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities and (iv) the objectives of our asset/liability management policy. We do not have long-term debt or other financial obligations that would create long-term liquidity concerns.
     Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At June 30, 2010, cash and cash equivalents totaled $21.9 million. Securities classified as available-for-sale, amounting to $29.3 million, and interest-bearing deposits in banks of $1.0 million at June 30, 2010, provide additional sources of liquidity. In addition, at June 30, 2010, we had the ability to borrow a total of approximately $29.5 million from the Federal Home Loan Bank of Atlanta. At June 30, 2010, we had no Federal Home Loan Bank advances outstanding.
     At June 30, 2010 we had $9.2 million in commitments to extend credit outstanding. Certificates of deposit due within one year of June 30, 2010 totaled $26.2 million, or 25.5% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2011. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
     Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activity is activity in deposit accounts. Deposit flows are affected by the overall level of interest rates, the interest rates and product offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.
     Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2010, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.
     The capital from our pending stock offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and revenue. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. Following the offering, we may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the equity benefit plan after its approval by shareholders, unless extraordinary circumstances exist and we receive regulatory approval.
     Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. For information about our loan commitments, unused lines of credit and letters of credit, see note 9 of the notes to unaudited consolidated financial statements set forth above in Item 1.

     For the three months ended June 30, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     This item is not applicable as the Company is a smaller reporting company.
Item 4. Controls and Procedures
     The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is not involved in any pending legal proceedings. The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Bank’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Bank’s financial condition and results of operations.
Item 1A. Risk Factors
     For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on June 11, 2010. As of June 30, 2010, the risk factors of the Company have not changed materially from those disclosed in the prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Removed and Reserved
     Not applicable.
Item 5. Other Information.
     Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of Madison Bancorp, Inc. (1)

3.2	Bylaws of Madison Bancorp, Inc. (2)

4.0	Form of Stock Certificate of Madison Bancorp, Inc. (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-167455), as amended, initially filed with the Securities and Exchange Commission on June 11, 2010.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-167455), as amended, initially filed with the Securities and Exchange Commission on June 11, 2010.

(3)	Incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (File No. 333-167455), as amended, initially filed with the Securities and Exchange Commission on June 11, 2010.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MADISON BANCORP, INC.
Dated: September 24, 2010	By:	/s/ Michael P. Gavin
Michael P. Gavin
President and Chief Executive Officer, Chief Financial Officer and Director (principal executive officer and principal financial and accounting officer)