Form 10-Q
period 2010-09-30
Madison Bancorp Inc
filed 2010-11-12
CIK 1492324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-54081
MADISON BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-258073

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

9649 Belair Road, Suite 300, Baltimore, Maryland	21236

(Address of principal executive offices)	(Zip Code)
(410) 529-7400
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 12, 2010, there were 608,116 shares of the registrant’s common stock outstanding.

MADISON BANCORP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MADISON BANCORP, INC AND SUBSIDIARIES
Consolidated Statements of Financial Condition
September 30, 2010 and March 31, 2010

	September 30,	March 31,
	2010	2010
	(Unaudited)	(Audited)
Assets
Assets
Cash and cash equivalents	$20,003,910	$13,354,975
Certificates of deposit	964,785	956,972
Investment securities available-for-sale	35,340,883	33,480,669
Investment securities held-to-maturity	1,566,273	2,283,707
Federal Home Loan Bank stock, at cost	242,500	242,500
Loans receivable, net	88,773,453	90,336,475
Property and equipment, net	3,893,418	3,983,182
Ground rents, net	470,580	477,273
Other real estate owned	434,000	0
Accrued interest receivable	429,708	430,549
Deferred income taxes	0	5,828
Prepaid expenses and other assets	1,530,780	1,337,364

Total Assets	$153,650,290	$146,889,494

Liabilities and Equity

Liabilities
Deposits:
Noninterest bearing	$6,196,096	$5,267,672
Interest bearing	137,550,760	131,697,595

Total Deposits	143,746,856	136,965,267
Advances from borrowers for taxes and insurance	279,880	557,686
Deferred income taxes	129,437	0
Other liabilities	240,763	303,514

Total Liabilities	144,396,936	137,826,467

Equity
Retained earnings	8,886,235	8,903,564
Accumulated other comprehensive income	367,119	159,463

Total Equity	9,253,354	9,063,027

Total Liabilities and Equity	$153,650,290	$146,889,494

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
Six and Three Months Ended September, 2010 and 2009

	Three Months Ended		Six Months Ended
	September 30		September 30
	2010	2009	2010	2009
Interest Revenue
Interest and fees on loans	$1,265,518	$1,268,025	$2,537,874	$2,518,789
Investment securities available-for-sale	200,660	221,650	442,963	423,176
Investment securities held-to-maturity	22,056	197,487	47,635	233,701
Interest-bearing deposits	11,823	9,301	19,296	17,413
Other	266	508	422	508

Total Interest Revenue	1,500,323	1,696,971	3,048,190	3,193,587

Interest Expense
Interest on deposits:
Time	558,564	725,701	1,137,712	1,559,502
Savings	19,751	34,909	40,451	74,255
NOW and money market demand accounts	2,941	6,262	5,906	14,242
Other interest expense	6	11	40	48

Total Interest Expense	581,262	766,883	1,184,109	1,648,047

Net Interest Income	919,061	930,088	1,864,081	1,545,540
Provision for Loan Losses	60,315	70,000	111,674	110,000

Net Interest Income after Provision for Loan Losses	858,746	860,088	1,752,407	1,435,540

Noninterest Revenue
Gain (Loss) on disposal of property	0	0	0	(1,182)
Gain on sale of investment securities	27,459	(4,087)	56,378	(4,057)
Other than temporary impairment of securities	0	(150,000)	0	(150,000)
Other	84,897	70,163	163,370	129,982

Total Noninterest Revenue	112,356	(83,924)	219,748	(25,257)

Noninterest Expenses
Salaries and employee benefits	471,693	495,901	948,845	988,999
Occupancy & equipment expense	266,800	251,822	542,518	504,777
Advertising	1,733	3,092	3,546	6,354
Audit and accounting	33,145	23,441	66,990	40,836
FDIC premiums and OTS assessments	100,096	76,829	197,398	225,376
Data processing	44,815	54,728	98,087	97,224
Stationary and postage	16,992	22,774	36,780	43,211
Other operating expenses	52,825	46,668	95,320	116,305

Total Noninterest Expenses	988,099	975,255	1,989,484	2,023,082

Loss Before Income Taxes	(16,997)	(199,091)	(17,329)	(612,799)
Income Tax Expense (Benefit)	0	0	0	0
Net Loss	$(16,997)	$(199,091)	$(17,329)	$(612,799)

Basic earnings per common share	N/A	N/A	N/A	N/A

Diluted earnings per common share	N/A	N/A	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES
Consolidated Statement of Changes in Equity (Unaudited)
Six Months Ended September 30, 2010

		Accumulated
		Other
	Retained	Comprehensive	Total
	Earnings	Income	Equity
Balance March 31, 2010	$8,903,564	$159,463	$9,063,027
Comprehensive income:
Net (Loss)	(17,329)		(17,329)

Net unrealized gain on available for sale securities, net of tax effect of $135,265		207,656	207,656

Total comprehensive income			190,327

Balance September 30, 2010	$8,886,235	$367,119	$9,253,354

MADISON BANCORP, INC AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended September 30, 2010 and 2009

	September 30, 2010	September 30, 2009
Cash flows from Operating Activities
Net loss	$(17,329)	$(612,799)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization (accretion) of investment securities	29,940	(137,916)
Decrease in net deferred loan costs	(13,759)	(16,811)
Provision for loan losses	111,674	110,000
Loss on sale of ground rents	593	0
(Gain) Loss on sale of investment securities	(56,378)	4,087
Other than temporary impairment charge	0	150,000
(Gain) Loss on disposal of property and equipment	0	1,182
Depreciation and amortization	115,644	133,348
Changes in operating assets and liabilities:
Refundable income taxes	0	198,037
Accrued interest receivable	841	48,769
Prepaid expenses and other assets	(193,416)	(115,788)
Other liabilities	(62,751)	(9,834)

Net Cash provided by (used in) operating activities	(84,941)	(247,725)

Cash flows from Investing Activities
Increase (decrease) in loans receivable, net	1,031,107	202,915
Increase in certificates of deposit, net	(7,813)	(951,719)
Principal payments on HTM securities	310,513	445,641
Principal payments on AFS securities	4,155,638	3,173,876
Proceeds from maturing investment securities	7,117,000	8,845,000
Proceeds from sales investment securities	3,758,167	0
Purchases of investment securities	(16,114,739)	(13,370,467)
Purchase of property and equipment	(25,880)	(121,124)
Proceeds from sale of ground rents	6,100	11,750

Net cash used in investing activities	230,093	(1,764,128)

Cash flow from Financing Activities
Increase (decrease) in:
Deposits, net	6,781,589	6,848,942
Advances from borrowers, net	(277,806)	(291,871)

Net cash provided by financing activities	6,503,783	6,557,071

Increase (Decrease) in Cash and Cash Equivalents	6,648,935	4,545,218

Cash and Cash Equivalents, Beginning of Period	13,354,975	16,321,326

Cash and Cash Equivalents, End of Period	$20,003,910	$20,866,544

Supplemental disclosure:
Loans transferred to other real estate owned	$434,000	0

Note 1: Activities and Summary of Significant Accounting Policies
Madison Bancorp, Inc. (Company) was incorporated on May 20, 2010 as the holding company for Madison Square Federal Savings Bank (Bank) in conjunction with the Bank’s plan of conversion from mutual to stock form of ownership. On October 6, 2010, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly owned subsidiary of the Company. The conversion was accomplished through the sale and issuance of 608,116 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of approximately $5,350,000, net of offering expenses of approximately $730,000. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (ESOP) which subscribed for 7% of the sum of the number of shares, or 42,568 shares of common stock sold in the offering. Accordingly, the reported results for the three months and six months ended September 30, 2010 and 2009 related solely to the operations of the Bank. All material intercompany accounts and transaction have been eliminated in consolidation.
In accordance with Office of Thrift Supervision (OTS) regulations, upon the completion of the conversion, the Bank restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.
The Company had no assets at September 30, 2010. The interim financial statement presented in this report includes only the financial information of the Bank.
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
Subsequent Events — We evaluated subsequent events after September 30, 2010 through November 9, 2010, the date this report was available to be issued. On October 6, 2010 we completed our planned conversion as described in Note 1.

Note 2: Supplemental Disclosure for Earnings per Share
When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the mutual to stock conversion was not completed as of September 30, 2010, per share earnings data is not meaningful for this quarter or prior comparative periods and therefore is not presented.

Note 3: Investment Securities
The amortized cost and estimated fair value of investment securities at September 30 and March 31, 2010 are summarized as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized Cost	Gains	Losses	Fair Value
	September 30, 2010

Investment securities available-for-sale:
U.S. government agencies	$4,604,570	$4,808	0	$4,609,378
Brokered certificates of deposit	3,573,685	0	3,991	3,569,694
Mortgage-backed securities (Agency)	26,556,374	616,138	10,701	27,161,811

	$34,734,629	$620,946	$14,692	$35,340,883

Investment securities held-to-maturity:
Mortgage-backed securities (Agency)	$971,765	$35,880	$3,875	$1,003,770
Mortgage-backed securities (Nonagency)	594,508	34,964	150,011	479,461

	$1,566,273	$70,844	$153,886	$1,483,231

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized Cost	Gains	Losses	Fair Value
	March 31, 2010
Investment securities available-for-sale:
U.S. government agencies	$4,499,222	$15,793	$1,150	$4,513,865
Brokered certificates of deposit	2,670,928	0	6,425	2,664,503
Mortgage-backed securities (Agency)	26,010,952	341,079	49,730	26,302,301

	$33,181,102	$356,872	$57,305	$33,480,669

Investment securities held-to-maturity:
Mortgage-backed securities (Agency)	$1,177,893	$34,377	$6,606	$1,205,664
Mortgage-backed securities (Nonagency)	1,105,814	86,774	174,963	1,017,625

	$2,283,707	$121,151	$181,569	$2,223,289

Note 3: Investment Securities (Continued)
The following is a summary of maturities of securities held-to-maturity and available-for-sale as of September 30, 2010:

	Held-to-maturity		Available-for-sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Amounts maturing in:
One year or less	$-0-	$-0-	$924,685	$926,257
After one year through five years	-0-	-0-	7,002,748	7,001,887
After five years through ten years	-0-	-0-	250,822	250,928
After ten years	-0-	-0-	-0-	-0-

	-0-	-0-	8,178,255	8,179,072

Mortgage-backed securities (Agency)	971,765	1,003,770	26,556,374	27,161,811
Mortgage-backed securities (Nonagency)	594,508	479,461	-0-	-0-

	$1,566,273	$1,483,231	$34,734,629	$35,340,883

Proceeds from sales of investment securities were $3,758,167 and $0 during the six months ended September 30, 2010 and 2009, respectively.

Note 4: Loans Receivable
Loans receivable consist of the following at September 30, 2010 and March 31, 2010, respectively:

	September 30,	March 31,
	2010	2010
Loans secured by mortgages:
Residential
1-4 Single family	$59,231,571	$62,875,698
Multifamily	1,704,380	1,736,945
Commercial	11,793,585	11,597,811
Land	5,948,731	4,849,495
Lines of credit	1,464,038	1,407,436
Residential construction	2,973,571	2,395,528

	83,115,876	84,862,913

Consumer	1,037,129	1,203,106

Commercial	5,058,804	4,755,553

Total loans receivable	89,211,809	90,821,572
Net deferred costs	106,144	119,903
Allowance for loan losses	(544,500)	(605,000)

Loans receivable, net	$88,773,453	$90,336,475

Note 5: Allowance for Loan Losses
The activity in the allowance for loan losses and information regarding nonaccrual loans is as follows:

	Six Months		Six Months
	Ended		Ended
	September 30,	Year Ended	September 30,
	2010	March 31, 2010	2009
Balance — Beginning of Year	$605,000	$379,500	$379,500
Provision for loan losses	111,674	242,074	110,000
Recoveries	1,641	-0-	400
Charge Offs	(173,815)	(16,574)	(400)

Balance — End of Year	$544,500	$605,000	$489,500

	September 30,	March 31,
	2010	2010
Nonaccrual loans	$70,493	$680,112
Allowance for loan loss as percentage of nonaccrual loans	772.40%	88.96%
Interest on nonaccrual loans	$7,605	$22,705

Note 6: Fair Value Measurements
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

Investment securities available-for-sale are the only financial assets measured at fair value on a recurring basis. As of September 30, 2010 and March 31, 2010, the fair values were measured using the following methodologies:

	September 30, 2010
	Total	Level 1	Level 2	Level 3

Investment securities available-for-sale	$35,340,918	$8,669,808	$26,067,962	$603,148

	March 31, 2010
	Total	Level 1	Level 2	Level 3

Investment securities available-for-sale	$33,480,669	$956,772	$32,520,274	$3,623

No other financial assets or liabilities are measured at fair value on a recurring or nonrecurring basis. As of March 31, 2010, the Bank owned a mortgage backed agency security measured using a Level 3 methodology. During the quarter ended September 30, 2010, the Bank purchased a U.S. government security measured using a Level 3 methodology. The change in the unrealized gain on the security was recorded in comprehensive income. It was not recorded in the net loss for the year.

Note 6: Fair Value Measurements (Continued)
The estimated fair values of financial instruments at September 30, 2010 and March 31, 2010 are as follows:

	September 30, 2010		March 31, 2010
	(in thousands)		(in thousands)
	Book Value	Fair Value	Book Value	Fair Value
Assets:
Cash and cash equivalents	$20,004	$20,004	$13,355	$13,355
Certificates of deposit	965	965	957	957
Investment securities	36,907	36,824	35,764	35,704
Loans, net	88,773	88,854	90,336	90,249

Total financial assets	$146,649	$146,647	$140,412	$140,265

	September 30, 2010		March 31, 2010
	(in thousands)		(in thousands)
	Book Value	Fair Value	Book Value	Fair Value
Liabilities:
Deposits	$143,747	$145,313	$136,965	$140,111
Advanced payments by borrowers for taxes and insurance	280	280	558	558

Total financial liabilities	$144,027	$145,593	$137,523	$140,669

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of September 30, 2010 and March 31, 2010:
Cash and cash equivalents: The amounts reported at cost approximate the fair value of these assets.
Investment securities held-to-maturity: The fair values are based on the quoted market values or values of securities with similar rates and terms. The fair values are provided to the Bank by a third party.
Loans, net: We estimate the fair value of loans by discounting future cash flows using current rates for which we would make similar loans to borrowers with similar credit histories.
Deposits: The fair value of demand deposits and savings accounts is the amount payable on demand. We estimate the fair value of fixed maturity certificates of deposits using the rates currently offered for deposits of similar remaining maturities.

Note 7: Accounting Standards Updates
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
ASU No. 2010-10, “Consolidations (Topic 810)-Amendments for Certain Investment Funds” defers the effective date of the amendments to the consolidation requirements made by ASU 2009-17 to a company’s interest in an entity (i) that has all of the attributes of an investment company, as specified under ASC Topic 946, “Financial Services-Investment Companies,” or (ii) for which it is industry practice to apply measurement principles of financial reporting that are consistent with those in ASC Topic 946. As a result of the deferral, companies are not required to apply the ASU 2009-17 amendments to the Subtopic 810-10 consolidation requirements to its interest in an entity that meets the criteria to qualify for the deferral. ASU 2010-10 also clarifies that any interest held by a related party should be treated as though it is an entity’s own interest when evaluating the criteria for determining whether such interest represents a variable interest.
ASU 2010-10 also clarifies that companies should not use a quantitative calculation as the sole basis for evaluating whether a decision maker’s or service provider’s fee is variable interest. The provisions of ASU 2010-10 became effective as of January 1, 2010 and did not have a material impact on our consolidated results of operations or financial position.

Note 7: Accounting Standards Updates (Continued)
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
ASU No. 2010-20, “Receivables (Topic 310)-Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systemic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a carry forward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans, and credit quality indicators. ASU 2010-20 will become effective for financial statements as of March 31, 2011 as it relates to disclosures required as of the end of the reporting period. Disclosures that relate to activity during a reporting period will be required for financial statements that include periods beginning on or after April, 2011.
Note 8: Commitment and Financial Instruments with Off-Balance-Sheet Credit Risk
In the normal course of business, the Bank has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements. Loan commitments and lines of credit are agreements to lend to a customer as long as there is no violation of any condition to the contract. Mortgage loan commitments generally have fixed interest rates, fixed expiration dates, and may require payment of a fee. Other loan commitments generally have fixed interest rates. Commitments to purchase loans do not represent future cash requirements, as it is unlikely all loans will be closed prior to the expiration of the commitment. Lines of credit generally have variable interest rates. Such lines do not represent future cash requirements because it is unlikely that all customers will draw upon their lines in full at any time. Letters of credit are commitments issued to guarantee the performance of a customer to a third party.
The Bank’s maximum exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the credit commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. Management is not aware of any accounting loss to be incurred by funding these loan commitments.
At September 30, 2010 the Bank had outstanding firm commitments to originate or purchase loans as follows:

Mortgage loans commitments — fixed rate	$2,416,000
Mortgage loans commitments — variable rate	3,823,000
Commitments to originate nonmortgage loans	110,000
Commitments to purchase loans	739,000
Unused equity lined of credit (variable rate)	1,611,000
Commercial and consumer lines of credit	753,000
Standby letters of credit	376,000

Total	$9,828,000

As of September 30, 2010 the Bank had a commitment to sell a loan in the amount of $450,000.

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

Comparison of Financial Condition at September 30, 2010 and March 31, 2010
Assets. Total assets increased from $146.9 million at March 31, 2010 to $153.7 million at September 30, 2010. The increase was primarily due to increases in cash and cash equivalents and investment securities available-for-sale, which were partially offset by a decrease in loans receivable and investment securities held-to-maturity.
Loans. Net loans receivable decreased by $1.6 million, or 1.7%, from $90.3 million at March 31, 2010 to $88.8 million at September 30, 2010, primarily as a result of the net effect of a $3.6 million decrease in residential mortgage loans, a $196,000 increase in commercial real estate loans, a $1.1 million increase in land loans, a $578,000 increase in residential construction loans, a $166,000 decrease in consumer loans and a $303,000 increase in commercial loans. The decrease in residential mortgage loans was primarily a result of borrowers refinancing of loans elsewhere and normal principal reductions.
Cash and Securities. Cash and cash equivalents increased by $6.6 million, or 49.8%, from $13.4 million at March 31, 2010 to $20.0 million at September 30, 2010, as excess liquidity was invested in short-term securities including overnight deposits. Our securities available-for-sale increased by $1.8 million, or 5.6%, from $33.5 million at March 31, 2010 to $35.3 million at September 30, 2010, as the result of purchases of various investments and mortgage backed securities which were partially offset by certain securities being called or having matured and sales of selected securities. Our securities held-to-maturity decreased by $717,000, or 31.4%, to $1.6 million at September 30, 2010 from $2.3 million at March 31, 2010. The decrease reflects a $206,000 decrease in agency mortgage-backed securities, as repayments were received, and a decrease of $511,000 in non-agency mortgage-backed securities, as principal payments were received and the sales of certain downgraded securities. Proceeds from the sale of available-for-sale securities and held-to-maturity securities were $3.7 million and $262,000, respectively, resulting in gross gains of $100,000 and gross losses of $43,000, respectively. At September 30, 2010, we also held a $243,000 investment in the common stock of the Federal Home Loan Bank of Atlanta.
Ground Rent. Our balance in ground rents remained stable.
Deposits. Total deposits increased by $6.7 million to $143.7 million at September 30, 2010 from $137.0 million at March 31, 2010. Balances of noninterest-bearing deposits increased to $6.2 million at September 30, 2010 from $5.3 million at March 31, 2010. Interest-bearing deposits increased by $5.9 million to $137.6 million at September 30, 2010 compared to $131.7 million at March 31, 2010. A majority of the increase related to proceeds held in escrow for the stock conversion of approximately $4.8 million at September 30, 2010. In addition, deposit balances have been reflecting incremental increases despite our lowering of rates on deposits.
Borrowings. We had no borrowings at September 30, 2010 or March 31, 2010.
Results of Operations for the Three Months Ended September 30, 2010 and 2009
Overview. Our net loss was $17,000 for the three months ended September 30, 2010, compared to a net loss of $190,000 for the three months ended September 30, 2009. The net loss for the 2010 quarter included improvements in many categories but primarily the absence of other than temporary impairment charges.
Net Interest Income. Net interest income decreased to $919,000 for the three months ended September 30, 2010 as compared to $930,000 for the three months ended September 30, 2009. The decrease in net interest income is primarily attributable to the recognition of approximately $150,000 of discount accretion on our investment securities held-to-maturity during the quarter ended September 30, 2009. We did not accrete the discount on the securities received in the redemption in kind for several months as we evaluated the portfolio. Our interest rate spread was 2.55% for the three months ended September 30, 2009 compared to 2.49% at September 30, 2010.
Interest on loans decreased by $2,000. The average balance of loans increased by $432,000 to $89.4 million for the three months ended September 30, 2010 from $89.0 million for the three months ended September 30, 2009. The average yield on loans decreased to 5.66% for the three months ended September 30, 2010 from 5.70% for the three months ended September 30, 2009.

Interest on securities available-for-sale decreased by $21,000 for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, caused by an 82 basis point decrease in the average yield offset by a $5.6 million increase in the average balance of investment securities available-for-sale. Interest on securities held-to-maturity was $22,000 for the three months ended September 30, 2010 as compared to $197,000 for the three months ended September 30, 2009, due to a $1.2 million decrease in the average balance of securities held-to-maturity. The decreased yield during the three months ended September 30, 2010 was related to slower accretion of the discount related to these securities. As reported earlier we recognized approximately $150,000 of discount accretion on our investment securities held-to-maturity during the quarter ended September 30, 2009. We did not accrete the discount on the securities received in the redemption in kind for several months as we evaluated the portfolio.
Interest on cash and cash equivalents was $12,000 for the three months ended September 30, 2010 as compared to $9,000 for the three months ended September 30, 2009, as a result of increases in the average yield and the stable average balance of cash and cash equivalents.
Interest on total deposits decreased to $581,000 for the three months ended September 30, 2010 from $767,000 for the three months ended September 30, 2009, as a 66 basis point decrease in the average cost of interest-bearing deposits offset a $6.2 million increase in the average balance of interest-bearing deposits. Interest on NOW and money market accounts decreased by $3,000 to $3,000 for the three months ended September 30, 2010 due to the decrease in the average cost of the deposits.
Average Balance and Yields. The following table for the three months ended September 30, 2010 presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Amortization of net deferred loan fees is included in interest income on loans and is insignificant. No tax equivalent adjustments were made. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended
	September 30,
	2010			2009
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Assets:
Cash and cash equivalents	$18,711,885	$11,823	0.25%	$18,724,707	$9,301	0.20%
Investment securities held-to-maturity	1,721,390	22,056	5.13	2,895,728	197,487	27.28
Investment securities available-for-sale (1)	32,579,318	200,660	2.46	27,004,214	221,650	3.28
Loans receivable, net	89,443,600	1,265,518	5.66	89,011,410	1,268,025	5.70
Other interest-earning assets	242,500	266	0.44	242,500	508	0.84

Total interest-earning assets	142,698,693	1,500,323	4.21	137,878,559	1,696,971	4.92

Non-interest-earning assets	7,895,951			6,135,706

Total assets	$150,594,644			$144,014,265

Liabilities and equity:
Time deposits	$103,960,612	$558,564	2.15	$99,109,236	$725,701	2.93
NOW and money market accounts	7,841,863	2,941	0.15	7,879,946	6,262	0.32
Savings	23,266,692	19,751	0.34	21,927,211	34,909	0.64

Total interest-bearing deposits	135,069,167	581,256	1.72	128,916,393	766,872	2.38

Other interest-bearing liabilities	266,519	6	0	244,493	11	0.02

Total interest-bearing liabilities	135,335,686	581,262	1.72	129,160,886	766,883	2.37

Non-interest-bearing deposits	5,499,411			4,919,000
Other non-interest-bearing liabilities	499,604			534,847

Total liabilities	141,334,701			134,614,733

Total equity	9,259,943			9,399,532

Total liabilities and equity	$150,594,644			$144,014,265

Net interest income		$919,061			$930,088

Interest rate spread			2.49%			2.55%

Net interest margin			2.58%			2.70%

Average interest-earning assets to average interest-bearing liabilities			105.44%			106.75%

Provision for Loan Losses. Our provision for loan losses decreased from $70,000 for the three months ended September 30, 2009 to $61,000 for the three months ended September 30, 2010. At September 30, 2010, the allowance for loan losses was $544,500, or 0.61% of the total loan portfolio, compared to $605,000, or 0.67% of the total loan portfolio, at March 31, 2010. Nonaccrual loans amounted to $69,000 and $680,000 at September 30, 2010 and March 31, 2010, respectively. There was one loan transferred to other real estate owned (REO) in the three months ended September 30, 2010 in the amount of $434,000 after a charge off of $174,000. The loan was previously classified as nonaccrual with a specific reserve. During the quarter there was a foreclosure sale, and the property was transferred at its fair market value. There was a recovery of $2,000 during the six months ended September 30, 2010.
Noninterest Revenue. Noninterest revenue increased for the three months ended September 30, 2010 to $112,000 as compared to an $84,000 loss for the three months ended September 30, 2009. The increase during the 2010 period was primarily due to the gain on sale of certain non-agency and available-for-sale securities and increased fee income from the sale of non-deposit products. In addition, the results for the three months ended September 30, 2009 included an other than temporary impairment charge of $150,000.
Noninterest Expenses. Noninterest expense increased by $13,000 or 1.3% from $975,000 for the three months ended September 30, 2009 to $988,000 for the three months ended September 30, 2010, primarily due to increases in occupancy and equipment expenses, audit and accounting expenses, and FDIC premiums, which were partially offset by decreases in salaries and employee benefits, and data processing expenses.
Income Tax Expense. For the three months ended September 30, 2010, and September 30, 2009 we incurred no income tax expense.
Results of Operations for the Six Months Ended September 30, 2010 and 2009
Overview. Our net loss was $17,000 for the six months ended September 30, 2010, compared to a net loss of $613,000 for the six months ended September 30, 2009. The net loss for the 2010 year to date period included improvements in many categories but primarily increases in net interest income and no additional other than temporary impairment charges.
Net Interest Income. Our net interest income benefited from falling interest rates during the six months ended September 30, 2010. Net interest income increased to $1.9 million for the six months ended September 30, 2010 as compared to $1.5 million for the six months ended September 30, 2009. The increase in net interest income is primarily attributable to a 44 basis point increase in our interest rate spread from 2.10% for the six months ended September 30, 2009 to 2.54% for the six months ended September 30, 2010, as we continued to take advantage of decreasing market interest rates to reduce our cost of funds while limiting the decrease in yields earned on our assets. Also contributing to the increase in net interest income was a $4.9 million increase in the average balance of interest-earning assets.
Interest on loans increased by $19,000, primarily due to an increase in the average balance of loans, and due to a slight decrease in the average yield. The average balance of loans increased by $782,000 to $89.8 million for the six months ended September 30, 2010 from $89.0 million for the six months ended September 30, 2009. The average yield on loans decreased to 5.65% for the six months ended September 30, 2010 from 5.66% for the six months ended September 30, 2009.
Interest on securities available-for-sale increased by $20,000 for the six months ended September 30, 2010 as compared to the six months ended September 30, 2009, caused by a 61 basis point decrease in the average yield offset by a $7.3 million increase in the average balance of investment securities available-for-sale. Interest on securities held-to-maturity was $47,000 for the six months ended September 30, 2010 as compared to $234,000 for the six months ended September 30, 2009 due to the recognition of approximately $150,000 of discount accretion on our investment securities held-to-maturity during the quarter ended September 30, 2009. We did not accrete the discount on the securities received in the redemption in kind for several months as we evaluated the portfolio. The decreased yield during the six months ended September 30, 2010 was related to slower accretion of the discount related to these securities.

Interest on cash and cash equivalents was $19,000 for the six months ended September 30, 2010 as compared to $17,000 for the six months ended September 30, 2009, as a result of decreases in the average balance of cash and cash equivalents offset by a slight increase in the average yield.
Interest on total deposits decreased to $1.2 million for the six months ended September 30, 2010 from $1.6 million for the six months ended September 30, 2009, as an 81 basis point decrease in the average cost of interest-bearing deposits more than offset a $5.9 million increase in the average balance of interest-bearing deposits. Interest on NOW and money market accounts decreased by $8,000 to $6,000 for the six months ended September 30, 2010 due to the decrease in the average cost of the deposits.
Average Balance and Yields. The following table for the six months ended September 30, 2010 presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Amortization of net deferred loan fees is included in interest income on loans and is insignificant. No tax equivalent adjustments were made. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Six Months Ended
	September 30,
	2010			2009
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Assets:
Cash and cash equivalents	$16,475,542	$19,296	0.23%	$18,613,636	$17,413	0.19%
Investment securities held-to-maturity	1,977,524	47,635	4.82	3,010,652	233,701	15.52
Investment securities available-for-sale (1)	33,145,032	442,963	2.67	25,821,783	423,176	3.28
Loans receivable, net	89,788,089	2,537,874	5.65	89,006,436	2,518,789	5.66
Other interest-earning assets	242,500	422	0.35	242,500	508	0.42

Total interest-earning assets	141,628,687	3,048,190	4.30	136,695,007	3,193,587	4.67

Non-interest-earning assets	7,660,945			6,369,135

Total assets	$149,289,632			$143,064,142

Liabilities and equity:
Time deposits	$102,500,840	$1,137,712	2.22	$98,121,165	$1,559,502	3.18
NOW and money market accounts	7,689,100	5,906	0.15	7,765,058	14,242	0.37
Savings	23,473,812	40,451	0.34	21,847,520	74,255	0.68

Total interest-bearing deposits	133,663,752	1,184,069	1.77	127,733,743	1,647,999	2.58

Other interest-bearing liabilities	517,899	40	0.02	501,143	48	0.02

Total interest-bearing liabilities	134,181,651	1,184,109	1.76	128,234,886	1,648,047	2.57

Non-interest-bearing deposits	5,524,164			4,846,556
Other non-interest-bearing liabilities	426,770			505,929

Total liabilities	140,132,585			133,587,371

Total equity	9,157,047			9,476,771

Total liabilities and equity	$149,289,632			$143,064,142

Net interest income		$1,864,081			$1,545,540

Interest rate spread			2.54%			2.10%

Net interest margin			2.63%			2.26%

Average interest-earning assets to average interest-bearing liabilities			105.55%			106.60%

Provision for Loan Losses. Our provision for loan losses increased from $110,000 for the six months ended September 30, 2009 to $112,000 for the six months ended September 30, 2010. At September 30, 2010, the allowance for loan losses was $544,500, or 0.61% of the total loan portfolio, compared to $605,000, or 0.67% of the total loan portfolio, at March 31, 2010. Nonaccrual loans amounted to $69,000 and $680,000 at September 30, 2010 and March 31, 2010, respectively. There was one loan transferred to other real estate owned (REO) in the six months ended September 30, 2010 in the amount of $434,000 after a charge off of $174,000. The loan was previously classified as nonaccrual with a specific reserve. During the quarter there was a foreclosure sale, and the property was transferred at its Fair Market value. There was a recovery of $2,000 during the six months ended September 30, 2010.
Noninterest Revenue. Noninterest revenue increased for the six months ended September 30, 2010 to $220,000 as compared to a loss of $25,000 for the six months ended September 30, 2009. The increase during the 2010 period was primarily due to the gain on sale of certain non-agency and available-for-sale securities and increased fee income from the sale of non-deposit products. In addition, the results for the six months ended September 30, 2009 included an other than temporary impairment charge of $150,000.
Noninterest Expenses. Noninterest expenses decreased by $34,000 from $2.02 million for the six months ended September 30, 2009 to $1.99 million for the six months ended September 30, 2010, primarily due to reductions in compensation expense, FDIC insurance premiums and other operation expense, which was partially offset by increases in occupancy and audit and accounting expenses.
Income Tax Expense. For the six months ended September 30, 2010, and September 30, 2009 we incurred no income tax expense.
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
Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At September 30, 2010, cash and cash equivalents totaled $20.0 million. Securities classified as available-for-sale, amounting to $35.3 million, and interest-bearing deposits in banks of $1.0 million at September 30, 2010, provide additional sources of liquidity. Our liquidity has increased as customers have sought the safety of FDIC insured deposits. In addition, at September 30, 2010, we had the ability to borrow a total of approximately $29.5 million from the Federal Home Loan Bank of Atlanta. At September 30, 2010, we had no Federal Home Loan Bank advances outstanding.
At September 30, 2010 we had $9.8 million in commitments to extend credit outstanding. Certificates of deposit due within one year of September 30, 2010 totaled $45.0 million, or 43.9% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2011. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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
Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2010, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.
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
Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. For information about our loan commitments, unused lines of credit and letters of credit, see note 8 of the notes to unaudited consolidated financial statements set forth above in Item 1.
For the three months ended September 30, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
This item is not applicable as the Company is a smaller reporting company.
Item 4. Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on June 11, 2010. As of September 30, 2010, the risk factors of the Company have not changed materially from those disclosed in the prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The effective date of the Company’s Registration Statement on Form S-1 (File No. 333-167455) was August 12, 2010. The offering was consummated on October 6, 2010 with the sale of $6,081,160 of securities registered pursuant to the Registration Statement. Sandler O’Neill & Partners, L.P. acted as marketing agent for the offering. The class of securities registered was common stock, par value $0.01 per share. The aggregate of such securities registered was $9,257,500 of common stock. The amount of securities sold in the offering was $6,081,160, or 608,116 shares, of common stock, all of which shares were sold to certain depositors of the Bank and the Bank’s employee stock ownership plan at a price per share of $10.00 for aggregate proceeds of $6,081,160. As of September 30, 2010, the expenses paid or incurred in connection with the stock offering are $740,000, including expenses paid to the marketing agent of $211,500, attorney and accounting fees of $323,000, and other expenses of $205,500. The net proceeds resulting from the offering after deducting all expenses related to the offering were $5,341,160. The net proceeds have initially been invested in securities and cash and cash equivalents.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. [Removed and Reserved]
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

MADISON BANCORP, INC.
Dated: November 12, 2010	By:	/s/ Michael P. Gavin
Michael P. Gavin
President and Chief Executive Officer, Chief Financial Officer and Director (principal executive officer and principal financial and accounting officer)