Form 10-Q
period 2010-12-31
Madison Bancorp Inc
filed 2011-02-11
CIK 1492324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
As of February 10, 2011, there were 608,116 shares of the registrant’s common stock outstanding.

MADISON BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
MADISON BANCORP, INC AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2010 and March 31, 2010

	December 31,	March 31,
	2010	2010
	(Unaudited)	(Audited)
Assets
Assets
Cash and cash equivalents	$11,442,859	$13,354,975
Certificates of deposit	1,448,715	956,972
Investment securities available-for-sale	48,038,395	33,480,669
Investment securities held-to-maturity	0	2,283,707
Federal Home Loan Bank stock, at cost	242,500	242,500
Loans receivable, net	86,619,908	90,336,475
Property and equipment, net	3,860,966	3,983,182
Ground rents, net	464,625	477,273
Other real estate owned	434,000	0
Accrued interest receivable	424,836	430,549
Deferred income taxes	117,630	5,828
Prepaid expenses and other assets	975,611	1,337,364

Total Assets	$154,070,045	$146,889,494

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing	$6,178,379	$5,267,672
Interest bearing	133,585,327	131,697,595

Total Deposits	139,763,706	136,965,267
Advances from borrowers for taxes and insurance	221,311	557,686
Other liabilities	265,572	303,514

Total Liabilities	140,250,589	137,826,467

Shareholders’ Equity
Common Stock, $.01 par value, 10,000,000 shares authorized. Issued: 608,116 shares at December 31, 2010 and 0 at March 31, 2010	6,081	0
Additional paid-in capital	5,335,052	0
Retained earnings	8,887,797	8,903,564
Unearned ESOP shares	(397,300)	0
Accumulated other comprehensive income (loss)	(12,174)	159,463

Total Shareholders’ Equity	13,819,456	9,063,027

Total Liabilities and Shareholders’ Equity	$154,070,045	$146,889,494

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
Three and Nine Months Ended December, 2010 and 2009

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2010	2009	2010	2009
Interest Revenue
Interest and fees on loans	$1,251,278	$1,296,674	$3,814,392	$3,844,980
Investment securities available-for-sale	230,231	228,305	665,370	649,429
Investment securities held-to-maturity	15,699	72,614	63,334	306,315
Interest-bearing deposits	14,185	14,633	41,306	34,097
Other	6,289	6,438	21,255	22,122

Total Interest Revenue	1,517,682	1,618,664	4,605,657	4,856,943

Interest Expense
Interest on deposits:
Time	525,558	683,402	1,658,317	2,242,214
Savings	14,670	21,318	43,301	83,539
NOW and money market demand accounts	8,769	12,898	31,449	39,863
Other interest expense	3	15	42	64

Total Interest Expense	549,000	717,633	1,733,109	2,365,680

Net Interest Income	968,682	901,031	2,872,548	2,491,263
Provision for Loan Losses	78,832	91,074	190,507	201,074

Net Interest Income after Provision for Loan Losses	889,850	809,957	2,682,041	2,290,189

Noninterest Revenue
Gain (Loss) on disposal of property	0	(185)	0	(1,367)
Gain on sale of investment securities	62,261	0	118,639	0
Other than temporary impairment of securities	0	(39,350)	0	(193,407)
Other	65,876	51,563	217,063	166,920

Total Noninterest Revenue	128,137	12,028	335,702	(27,854)

Noninterest Expenses
Salaries and employee benefits	463,273	468,624	1,419,270	1,477,417
Occupancy & equipment expense	278,074	264,947	824,309	777,292
Advertising	2,731	3,118	6,277	9,473
Audit and accounting	37,581	19,388	104,571	60,223
FDIC premiums and OTS assessments	100,097	69,000	297,495	294,376
Data processing	44,246	53,264	142,332	150,487
Stationary and postage	16,623	21,387	54,044	64,917
Other operating expenses	73,801	43,691	185,212	162,383

Total Noninterest Expenses	1,016,426	943,419	3,033,510	2,996,568

Income (Loss) Before Income Taxes	1,561	(121,434)	(15,767)	(734,233)
Income Tax Expense (Benefit)	0	0	0	0
Net Income (Loss)	$1,561	$(121,434)	$(15,767)	$(734,233)

Basic earnings per common share	$0.00	N/A	$(0.03)	N/A
Diluted earnings per common share	0.00	N/A	(0.03)	N/A
The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
Nine Months Ended December 31, 2010

					Accumulated
		Additional		Unearned	Other
	Common	Paid-in	Retained	ESOP	Comprehensive	Total
	Stock	Capital	Earnings	Shares	Income	Equity
Balance March 31, 2010	$0	$0	$8,903,564	$0	$159,463	$9,063,027
Comprehensive income:
Net (Loss)			(15,767)			(15,767)

Net unrealized gain on available for sale securities, net of tax effect of $(111,802)					(171,637)	(171,637)

Total comprehensive income						(187,404)

Issuance of common stock	6,081	5,333,987				5,340,068

Acquisition of unearned ESOP shares				(425,680)		(425,680)

ESOP shares released for allocation		1,065		28,380		29,445

Balance December 31, 2010	$6,081	$5,335,052	$8,887,797	$(397,300)	$(12,174)	$13,819,456

MADISON BANCORP, INC AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended December 31, 2010 and 2009

	December 31, 2010	December 31, 2009
Cash flows from Operating Activities
Net loss	$(15,767)	$(734,233)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization (accretion) of investment securities	62,358	(156,636)
Decrease in net deferred loan costs	(19,636)	23,986
Provision for loan losses	190,507	201,074
Loss on sale of ground rents	6,548	0
(Gain) on sale of investment securities	(118,639)	0
Other than temporary impairment charge	0	193,407
Loss on disposal of property and equipment	0	1,367
Depreciation and amortization	174,315	201,657
Changes in operating assets and liabilities:
Accrued interest receivable	5,713	15,750
Prepaid expenses and other assets	361,753	(883,411)
Other liabilities	(37,942)	(157,928)

Net Cash provided by (used in) operating activities	609,210	(1,294,967)

Cash flows from Investing Activities
Decrease (increase) in loans receivable, net	3,111,696	(936,710)
(Increase) in investment certificates of deposit, net	(491,743)	(953,715)
Activity in held-to-maturity securities:
Sales	687,875	0
Maturities and repayments	430,089	636,484
Activity in available-for-sale securities:
Sales	5,381,794	0
Maturities, repayments and calls	16,763,090	15,160,602
Purchases	(36,160,260)	(21,804,732)
Purchase of property and equipment	(52,099)	(133,780)
Proceeds from sale of ground rents	6,100	15,750

Net cash (used in) investing activities	(10,323,458)	(8,016,101)

Cash flow from Financing Activities
Increase in deposits, net	2,798,439	8,242,693
(Decrease) in advances from borrowers, net	(336,375)	(365,615)
Net Proceeds from the issuance of common stock	5,340,068	0

Net cash provided by financing activities	7,802,132	7,877,078

(Decrease) in Cash and Cash Equivalents	(1,912,116)	(1,433,990)
Cash and Cash Equivalents, Beginning of Period	13,354,975	16,321,326

Cash and Cash Equivalents, End of Period	$11,442,859	$14,887,336

Supplemental disclosure of cash flow information:
Loans transferred to other real estate owned	$434,000	$0
Cash paid for interest on deposits	$554,159	$722,465

Note 1: Activities and Summary of Significant Accounting Policies
Madison Bancorp, Inc. (Company) was incorporated on May 20, 2010 to be the holding company for Madison Square Federal Savings Bank (Bank) in conjunction with the Bank’s plan of conversion from mutual to stock form of ownership. On October 6, 2010, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly owned subsidiary of the Company. The conversion was accomplished through the sale and issuance of 608,116 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of $5,340,068, net of offering expenses of $741,091. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (ESOP) which subscribed for 7% of the sum of the number of shares, or 42,568 shares of common stock sold in the offering. Accordingly, the reported results for the three months and nine months ended December 31, 2010 relates to the consolidated holding company and the results for the three months and nine months ended December 31, 2009 related solely to the operations of the Bank. All material intercompany accounts and transaction have been eliminated in consolidation.
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
Madison Square Federal Savings Bank (the “Bank”) was incorporated in 1870 under the laws of the State of Maryland. The Bank is a federally chartered savings bank engaged in banking and related services primarily in the Baltimore Metropolitan area. Significant accounting policies followed by the Bank are presented below.
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
Principles of consolidation: The consolidated financial statements include the accounts of the Company and the Bank and its subsidiary, Madison Financial Services Corporation (MFSC). MFSC is engaged in the business of insurance brokerage services primarily in the Baltimore Metropolitan area. All significant accounts and intercompany transactions have been eliminated.
Reclassification — Certain amounts in prior period’s financial statements have been reclassified to conform to the current period’s presentation. The reclassifications had no effect on the Company’s financial condition or results of operations.
Subsequent Events — We evaluated subsequent events after December 31, 2010 through February 10, 2011, the date this report was available to be issued.

Note 2: Supplemental Disclosure for Earnings per Share
When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the mutual to stock conversion was not completed until October 6, 2010, per share earnings data is not meaningful for prior comparative periods and therefore is not presented. The end of period shares outstanding is being used for the earnings per share calculation assuming for calculation purposes that the shares were outstanding for the entire period and not since the issue date of October 6, 2010.

	Three Months ended,	Nine Months ended,
	December 31, 2010	December 31, 2010

Net Income (loss)	$1,561	$(15,767)

Average common shares outstanding	568,430	568,430

Earnings per common share, basic	$0.00	$(0.03)

Note 3: Investment Securities
On December 31, 2010, the company reclassified the entire held-to-maturity portfolio to available-for-sale. The amortized cost and estimated fair value of investment securities at December 31 and March 31, 2010 are summarized as follows:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized Cost	Gains	Losses	Fair Value
	December 31, 2010

Investment securities available-for-sale:
U.S. government agencies	$9,976,042	$2,279	$65,079	$9,913,242
Brokered certificates of deposit	4,534,261	2,360	20,167	4,516,454
Mortgage-backed securities (Agency)	30,269,562	424,876	356,078	30,338,360
Collateralized mortgage obligations (Agency)	2,802,486	31,360	5,503	2,828,343
Collateralized mortgage obligations (Nonagency)	476,147	47,149	81,300	441,996

	$48,058,498	$508,024	$528,127	$48,038,395

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized Cost	Gains	Losses	Fair Value
	March 31, 2010

Investment securities available-for-sale:
U.S. government agencies	$4,499,222	$15,793	$1,150	$4,513,865
Brokered certificates of deposit	2,670,928	0	6,425	2,664,503
Mortgage-backed securities (Agency)	26,010,952	341,079	49,730	26,302,301

	$33,181,102	$356,872	$57,305	$33,480,669

Investment securities held-to-maturity:
Mortgage-backed securities (Agency)	$1,177,893	$34,377	$6,606	$1,205,664
Mortgage-backed securities (Nonagency)	1,105,814	86,774	174,963	1,017,625

	$2,283,707	$121,151	$181,569	$2,223,289

Note 3: Investment Securities (Continued)
The following is a summary of maturities of securities available-for-sale as of December 31, 2010:

	Available-for-sale
	Amortized
	Cost	Fair Value

Amounts maturing in:
One year or less	$731,261	$731,895
After one year through five years	8,804,811	8,764,225
After five years through ten years	1,080,581	1,080,756
After ten years	3,893,650	3,852,820

	14,510,303	14,429,696

Mortgage-backed securities (Agency)	30,269,562	30,338,360
Collateralized mortgage obligations (Agency)	2,802,486	2,828,343
Collateralized mortgage obligations (Nonagency)	476,147	441,996

	$48,058,498	$48,038,395

Proceeds from sales of investment securities were $6.1 million and $0 during the nine months ended December 30, 2010 and 2009, respectively. During the three month period ended December 31, 2010, we transferred securities with a fair market value of $1.2 million and book value of $1.2 million from the held-to-maturity classification to the available-for-sale classification. The unrealized loss of $10,000 was recorded in accumulated other comprehensive income at the time of the transfer.

Note 4: Loans Receivable
Loans receivable consist of the following at December 31, 2010 and March 31, 2010, respectively:

	December 31,	March 31,
	2010	2010
Loans secured by mortgages:
Residential
1-4 Single family	$57,060,172	$62,875,698
Multifamily	1,686,019	1,736,945
Commercial	11,716,469	11,597,811
Land	5,783,793	4,849,495
Lines of credit	1,673,656	1,407,436
Residential construction	3,564,183	2,395,528

	81,484,292	84,862,913
Consumer	877,165	1,203,106
Commercial	4,753,283	4,755,553

Total loans receivable	87,114,740	90,821,572
Net deferred costs	100,268	119,903
Allowance for loan losses	(595,100)	(605,000)

Loans receivable, net	$86,619,908	$90,336,475

Note 5: Allowance for Loan Losses
The activity in the allowance for loan losses and information regarding nonaccrual loans is as follows:

	Nine Months		Nine Months
	Ended		Ended
	December 31,	Year Ended	December 31,
	2010	March 31, 2010	2009
Balance — Beginning of Period	$605,000	$379,500	$379,500
Provision for loan losses	190,507	242,074	201,074
Recoveries:
Residential1-4 Single family	1,641	0	0
Charge Offs:
Residential1-4 Single family	(28,232)	(16,574)	(16,574)
Residential construction	(173,816)

Balance — End of Period	$595,100	$605,000	$564,000

	December 31,	March 31,
	2010	2010
Nonaccrual loans:
Residential1-4 Single family	$269,181	$72,297
Residential construction	0	607,815

Allowance for loan losses as percentage of nonaccrual loans	221.08%	88.96%
Foregone interest on nonaccrual loans	$15,087	$22,705

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

Investment securities available-for-sale are the only financial assets measured at fair value on a recurring basis. As of December 31, 2010 and March 31, 2010, the fair values were measured using the following methodologies:

	December 31, 2010
	Level 1	Level 2	Level 3	Total

Investment securities available-for-sale	$11,335,920	$36,099,528	$602,947	$48,038,395

	March 31, 2010
	Level 1	Level 2	Level 3	Total

Investment securities available-for-sale	$956,772	$32,520,274	$3,623	$33,480,669

As of March 31, 2010, the Bank owned a mortgage backed agency security measured using a Level 3 methodology. During the quarter ended December 31, 2010, the Bank purchased a U.S. government security measured using a Level 3 methodology. The change in the unrealized gain on the security was recorded in comprehensive income. It was not recorded in the net loss for the year.
The Bank measures its other real estate owned, on a nonrecurring basis, at fair value less cost to sell. As of December 31, 2010, the fair value of other real estate owned was based on offers and/or appraisals. Cost to sell the real estate was based on standard market factors. The Bank has categorized its foreclosed real estate as level three. The Bank does not measure the fair value of its other financial assets or liabilities on a recurring or nonrecurring basis.

Note 6: Fair Value Measurements (Continued)
The estimated fair values of financial instruments at December 31, 2010 and March 31, 2010 are as follows:

	December 31, 2010		March 31, 2010
	(in thousands)		(in thousands)
	Book	Fair	Book	Fair
	Value	Value	Value	Value
Assets:
Cash and cash equivalents	$11,443	$11,443	$13,355	$13,355
Certificates of deposit	1,449	1,449	957	957
Investment securities	48,038	48,038	35,764	35,704
Loans, net	86,620	86,698	90,336	90,249

Total financial assets	$147,550	$147,628	$140,412	$140,265

	December 31, 2010		March 31, 2010
	(in thousands)		(in thousands)
	Book	Fair	Book	Fair
	Value	Value	Value	Value
Liabilities:
Deposits	$139,764	$141,604	$136,965	$140,111
Advanced payments by borrowers for taxes and insurance	221	221	558	558

Total financial liabilities	$139,985	$141,825	$137,523	$140,669

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of December 31, 2010 and March 31, 2010:
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
ASU No. 2010-11, “Derivatives and Hedging (Topic 815)-Scope Exception Related to Embedded Credit Derivatives” clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirement are those that relate to the subordination of one financial instrument to another. Entities that have contracts containing an embedded credit derivative feature in a form other than subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 became effective on July 1, 2010. This standard did not have a material impact on our consolidated results of operations or financial position.

ASU No. 2010-20, “Receivables (Topic 310)-Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systemic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a carry forward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans, and credit quality indicators. ASU 2010-20 will become effective for financial statements as of December 31, 2010 as it relates to disclosures required as of the end of the reporting period. Disclosures that relate to activity during a reporting period will be required for financial statements that include periods beginning on January 1, 2011.
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
At December 31, 2010 the Bank had outstanding firm commitments to originate or purchase loans as follows:

Mortgage loans commitments —fixed rate	$2,397,000
Mortgage loans commitments —variable rate	3,153,000
Commitments to originate nonmortgage loans	98,000
Commitments to purchase loans	737,000
Unused equity lines of credit (variable rate)	1,744,000
Commercial and consumer lines of credit	814,000
Standby letters of credit	473,000

Total	$9,416,000

As of December 31, 2010 the Bank had a commitment to sell a loan in the amount of $450,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
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
Fair Value of Investments. Securities are characterized as available-for-sale or held-to-maturity based on management’s ability and intent regarding such investment at acquisition. On an ongoing basis, management must estimate the fair value of its investment securities based on information and assumptions it deems reliable and reasonable, which may be quoted market prices or if quoted market prices are not available, fair values extrapolated from the quoted prices of similar instruments. Based on this information, an assessment must be made as to whether any decline in the fair value of an investment security should be considered an other-than-temporary impairment and recorded in non-interest revenue as a loss on investments. The determination of such impairment is subject to a variety of factors, including management’s judgment and experience.

Comparison of Financial Condition at December 31, 2010 and March 31, 2010
Assets. Total assets increased from $146.9 million at March 31, 2010 to $154.1 million at December 31, 2010. The increase was primarily due to an increase in investment securities available-for-sale, which were partially offset by decreases in cash and cash equivalents, loans receivable and investment securities held-to-maturity which were transferred to investments available-for-sale at the end of the period.
Loans. Net loans receivable decreased by $3.7 million, or 4.1%, from $90.3 million at March 31, 2010 to $86.6 million at December 31, 2010, primarily as a result of the net effect of a $5.8 million decrease in residential mortgage loans, a $119,000 increase in commercial real estate loans, a $934,000 increase in land loans, a $1.2 million increase in residential construction loans, a $326,000 decrease in consumer loans, a $2,000 decrease in commercial loans and a $266,000 increase in home equity lines of credit. The decrease in residential mortgage loans was primarily a result of borrowers refinancing loans elsewhere and normal principal reductions.
Cash and Cash Equivalents. Cash and cash equivalents decreased by $1.9 million, or 14.3%, from $13.4 million at March 31, 2010 to $11.4 million at December 31, 2010, as excess liquidity was invested in investment securities.
Securities. Our available-for-sale securities increased by $14.6 million, or 43.5%, from $33.5 million at March 31, 2010 to $48.0 million at December 31, 2010. The increase in available-for-sale securities is the result of purchases of $36.2 million of U.S. Agency mortgage backed securities and collateralized mortgage obligations and brokered certificates of deposits which were partially funded by the proceeds from the conversion, and the redeploying of available cash and cash equivalents. We also transferred the remaining securities in the held-to-maturity portfolio to the available-for-sale portfolio. The increase in available-for-sale securities were partially offset by $16.8 million of securities being called, having matured, or repayments and $5.4 million of sales of selected securities. Before the transfer to the available-for-sale portfolio, our held-to-maturity securities decreased by $1.1 million, or 49.0%, to $1.2 million at December 31, 2010 from $2.3 million at March 31, 2010. The decrease in the held-to-maturity securities reflects repayments on mortgage-backed securities of $430,000 and the sales of certain downgraded securities of $688,000. Proceeds from the sale of available-for-sale securities and held-to-maturity securities were $5.4 million and $688,000 during the nine months ended December 31, 2010, resulting in gross gains of $148,000 and gross losses of $30,000, respectively. At December 31, 2010, we also held a $243,000 investment in the common stock of the Federal Home Loan Bank of Atlanta.
Ground Rent. Our balance in ground rents decreased by $13,000 from $477,000 at March 31, 2010 to $464,000 at December 31, 2010.
Deposits. Total deposits increased by $2.8 million to $139.8 million at December 31, 2010 from $137.0 million at March 31, 2010. Balances of noninterest-bearing deposits increased to $6.2 million at December 31, 2010 from $5.3 million at March 31, 2010. Interest-bearing deposits increased by $1.9 million to $133.6 million at December 31, 2010 compared to $131.7 million at March 31, 2010. The majority of the increase was in certificates of deposits which increased by $1.9 million from $101.1 at March 31, 2010 to $103.0 at December 31, 2010.
Borrowings. We had no borrowings at December 31, 2010 or March 31, 2010.
Results of Operations for the Three Months Ended December 31, 2010 and 2009
Overview. Our net income was $2,000 for the three months ended December 31, 2010, compared to a net loss of $121,000 for the three months ended December 31, 2009. The net income for the 2010 quarter included improvements in many categories including an increase in net interest income and gains on sales of available-for-sale securities.
Net Interest Income. Net interest income increased to $969,000 for the three months ended December 31, 2010 as compared to $901,000 for the three months ended December 31, 2009, due to a decrease in the cost of funds for deposits, partially offset by a decrease in balances and yield on earning assets. Our interest rate spread was 2.46% for the three months ended December 31, 2010 compared to 2.38% for the three months ended December 31, 2009 and our net interest margin increased to 2.61% for the three months ended December 31, 2010 from 2.51% for the three months ended December 31, 2019.

Interest on loans decreased by $45,000. The average balance of loans decreased by $2.0 million to $88.2 million for the three months ended December 31, 2010 from $90.2 million for the three months ended December 31, 2009. The average yield on loans decreased to 5.63% for the three months ended December 31, 2010 from 5.70% for the three months ended December 31, 2009.
Interest on securities available-for-sale increased by $2,000 for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009, caused by a 93 basis point decrease in the average yield offset by an $11.6 million increase in the average balance of investment securities available-for-sale. On December 31, 2010 the entire held-to-maturity investment portfolio of $1.2 million was transferred to available-for-sale. Interest on securities held-to-maturity was $16,000 for the three months ended December 31, 2010 as compared to $73,000 for the three months ended December 31, 2009, due to a $1.4 million decrease in the average balance.
Interest on interest-bearing due from banks was $14,000 for the three months ended December 31, 2010 as compared to $15,000 for the three months ended December 31, 2009, as a result of a $3.3 million decrease in average balances offset by a slight increase in the average yield.
Interest on total deposits decreased to $549,000 for the three months ended December 31, 2010 from $718,000 for the three months ended December 31, 2009, as a 51 basis point decrease in the average cost of interest-bearing deposits offset a $627,000 increase in the average balance of interest-bearing deposits. Interest on certificates of deposits decreased $158,000 to $526,000 for the three months ended December 31, 2010 as a result of the decrease in average cost of deposits offset by an increase in balances of $1.3 million. Interest on savings deposits decreased $7,000 to $15,000 for the three months ended December 31, 2010 as a result of the decrease in average cost of deposits offset by an increase in balances of $92,000. Interest on NOW and money market deposit accounts decreased by $4,000 to $9,000 for the three months ended December 31, 2010 due to a decrease in the average cost of the deposits and a decrease in balances of $797,000.
Average Balance and Yields. The following table for the three months ended December 31, 2010 presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Amortization of net deferred loan fees is included in interest income on loans and is insignificant. Non-accruing loans have been included in the table as loans carrying a zero yield. No tax equivalent adjustments were made.

	Three Months Ended
	December 31
	2010			2009
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Assets:
Interest-bearing due from banks	$17,102,278	$14,185	0.33%	$20,425,202	$14,633	0.28%
Investment securities available-for-sale	39,626,202	230,231	2.31%	28,033,544	228,305	3.23%
Investment securities held-to-maturity	1,458,393	15,699	4.27%	2,854,799	72,614	10.09%
Loans receivable, net	88,189,793	1,251,278	5.63%	90,187,568	1,296,674	5.70%
Other interest-earning assets	712,715	6,289	3.50%	724,852	6,438	3.52%

Total interest-earning assets	147,089,381	$1,517,682	4.09%	142,225,965	$1,618,664	4.52%

Non-interest-earning assets	8,934,506			6,036,610

Total assets	$156,023,887			$148,262,575

Liabilities and shareholders’ equity:
Time deposits	$103,389,085	$525,558	2.02%	$102,057,270	$683,402	2.66%
Savings	22,829,955	14,670	0.25%	22,737,880	21,318	0.37%
NOW and money market accounts	7,277,376	8,769	0.48%	8,074,483	12,898	0.63%

Total interest-bearing deposits	133,496,416	548,997	1.63%	132,869,633	717,618	2.14%

Other interest-bearing liabilities	391,361	3	0.00%	373,040	15	0.02%

Total interest-bearing liabilities	133,887,777	549,000	1.63%	133,242,673	717,633	2.14%

Non-interest-bearing deposits	6,987,958			5,233,464
Other non-interest-bearing liabilities	504,825			469,478

Total liabilities	141,380,560			138,945,615

Total shareholders’ equity	14,643,327			9,316,960

Total liabilities and shareholders’ equity	$156,023,887			$148,262,575

Net interest income		$968,682			$901,031

Interest rate spread			2.46%			2.38%

Net interest margin			2.61%			2.51%

Average interest-earning assets to average interest-bearing liabilities			109.86%			106.74%

Provision for Loan Losses. Our provision for loan losses decreased from $91,000 for the three months ended December 31, 2009 to $79,000 for the three months ended December 31, 2010. At December 31, 2010, the allowance for loan losses was $595,000, or 0.68% of the total end of period loan portfolio, compared to $605,000, or 0.67% of the total end of period loan portfolio, at March 31, 2010. Nonaccrual loans amounted to $269,000, of primarily 1-4 family residential mortgages at December 31, 2010 and $680,000 of primarily residential construction at March 31, 2010.
Noninterest Revenue. Noninterest revenue increased for the three months ended December 31, 2010 to $128,000 as compared to $12,000 for the three months ended December 31, 2009. The increase during the 2010 period was primarily due to the gain on sale of certain non-agency and available-for-sale securities of $62,000 and increased fee income from the sale of non-deposit products. In addition, the results for the three months ended December 31, 2009 included a loss on other than temporary impairment of $39,000.
Noninterest Expenses. Noninterest expense increased by $73,000 or 7.7% from $943,000 for the three months ended December 31, 2009 to $1.0 million for the three months ended December 31, 2010, primarily due to increases in occupancy and equipment expenses, audit and accounting expenses, and FDIC premiums, which were partially offset by decreases in compensation expense, data processing expenses, and stationary and postage.
Income Tax Expense. For the three months ended December 31, 2010, and 2009 we incurred no income tax expense.
Results of Operations for the Nine Months Ended December 31, 2010 and 2009
Overview. Our net loss was $16,000 for the nine months ended December 31, 2010, compared to a net loss of $734,000 for the nine months ended December 31, 2009. The net loss for the 2010 year to date period included improvements in many categories but primarily from increases in net interest income, gains on sales of securities available-for sale and increase in other noninterest income.
Net Interest Income. Our net interest income benefited from falling interest rates during the nine months ended December 31, 2010. Net interest income increased to $2.9 million for the nine months ended December 31, 2010 as compared to $2.5 million for the nine months ended December 31, 2009. The increase in net interest income is primarily attributable to a 33 basis point increase in our interest rate spread from 2.19% for the nine months ended December 31, 2009 to 2.52% for the nine months ended December 31, 2010, as we continued to take advantage of decreasing market interest rates to reduce our cost of funds while limiting the decrease in yields earned on our assets. Also contributing to the increase in net interest income was a $4.1 million increase in the average balance of interest-earning assets from deploying the proceeds of our conversion.
Interest on loans decreased by $31,000, primarily due to a decrease in the average balance of loans, and due to a slight decrease in the average yield. The average balance of loans decreased by $153,000 to $89.3 million for the nine months ended December 31, 2010 from $89.4 million for the nine months ended December 31, 2009. The average yield on loans decreased to 5.67% for the nine months ended December 31, 2010 from 5.71% for the nine months ended December 31, 2009.
Interest on securities available-for-sale increased by $16,000 for the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009, caused by a $7.4 million increase in the average balance of investment securities available-for-sale offset by a 61 basis point decrease in the average yield. On December 31, 2010 the entire held-to-maturity investment portfolio of $1.2 million was transferred to available-for-sale. Interest on securities held-to-maturity was $63,000 for the nine months ended December 31, 2010 as compared to $306,000 for the nine months ended December 31, 2009 due to the recognition of approximately $150,000 of discount accretion on our investment securities held-to-maturity during the nine months ended December 31, 2009. We did not accrete the discount on the securities received in the redemption in kind for several months of 2009 as we evaluated the portfolio. The decreased yield during the nine months ended December 31, 2010 was related to slower accretion of the discount related to these securities.

Interest on interest-bearing due from banks was $41,000 for the nine months ended December 31, 2010 as compared to $34,000 for the nine months ended December 31, 2009, as a result of an increase in average balances of investment certificates of deposits of $380,000 offset by a decreases in the average balance of other interest-bearing due from banks and a slight increase in the average yield.
Interest on total deposits decreased by $633,000 from $2.4 million for the nine months ended December 31, 2009 to $1.7 million for the nine months ended December 31, 2010 as a 71 basis point decrease in the average cost of interest-bearing deposits more than offset the $4.2 million increase in the average balance of interest-bearing deposits. Interest on certificates of deposits decreased $584,000 to $1.7 million for the nine months ended December 31, 2010 as a result of the decrease in average cost of certificates of deposits offset by an increase in average balances of $3.4 million. Interest on savings deposits decreased $40,000 to $43,000 for the three months ended December 31, 2010 as a result of an increase in average balances of $1.1 million offset by a decrease in cost of savings deposits of 25 basis points. Interest on NOW and money market accounts decreased by $8,000 to $31,000 for the nine months ended December 31, 2010 due to a decrease in the average cost of the deposits and a decrease in average balance of $317,000.
Average Balance and Yields. The following table for the nine months ended December 31, 2010 and 2009 presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Amortization of net deferred loan fees is included in interest income on loans and is insignificant. Non-accruing loans have been included in the table as loans carrying a zero yield. No tax equivalent adjustments were made.

	Nine Months Ended
	December 31
	2010			2009
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Assets:
Interest-bearing balances due from banks	$17,623,415	$41,306	0.31%	$19,546,250	$34,097	0.23%
Investment securities available-for-sale	34,672,885	665,370	2.55%	27,297,341	649,429	3.16%
Investment securities held-to-maturity	1,802,920	63,334	4.66%	2,958,639	306,315	13.74%
Loans receivable, net	89,271,062	3,814,392	5.67%	89,423,671	3,844,980	5.71%
Other interest-earning assets	716,805	21,255	3.94%	731,216	22,122	4.02%

Total interest-earning assets	144,087,087	$4,605,657	4.24%	139,957,117	$4,856,943	4.61%

Non-interest-earning assets	7,103,855			4,810,827

Total assets	$151,190,942			$144,767,944

Liabilities and shareholders’ equity:
Time deposits	$102,851,672	$1,658,317	2.14%	$99,495,982	$2,242,214	2.99%
Savings	23,209,295	43,301	0.25%	22,091,257	83,539	0.50%
NOW and money market accounts	7,551,915	31,449	0.55%	7,868,993	39,863	0.67%

Total interest-bearing deposits	133,612,882	1,733,067	1.72%	129,456,232	2,365,616	2.43%

Other interest-bearing liabilities	473,608	42	0.01%	453,309	64	0.02%

Total interest-bearing liabilities	134,086,490	1,733,109	1.72%	129,909,541	2,365,680	2.42%

Non-interest-bearing deposits	5,982,406			4,941,600
Other non-interest-bearing liabilities	456,261			485,675

Total liabilities	140,525,157			135,336,816

Total shareholders’ equity	10,665,785			9,431,128

Total liabilities and shareholders’ equity	$151,190,942			$144,767,944

Net interest income		$2,872,548			$2,491,263

Interest rate spread			2.52%			2.19%

Net interest margin			2.65%			2.36%

Average interest-earning assets to average interest-bearing liabilities			107.46%			107.73%

Provision for Loan Losses. Our provision for loan losses decreased from $201,000 for the nine months ended December 31, 2009 to $191,000 for the nine months ended December 31, 2010. At December 31, 2010, the allowance for loan losses was $595,000, or 0.68% of the total end of period loan portfolio, compared to $605,000, or 0.67% of the total end of period loan portfolio, at March 31, 2010. Nonaccrual loans amounted to $269,000, of primarily 1-4 family residential mortgages at December 31, 2010 and $680,000 of primarily residential construction at March 31, 2010. There was one loan transferred to other real estate owned (OREO) in the nine months ended December 31, 2010 in the amount of $434,000 after a charge off of $174,000. The loan was classified as nonaccrual with a specific reserve at March 31, 2010. There was a recovery of $2,000 during the nine months ended December 31, 2010.
Noninterest Revenue. Noninterest revenue increased for the nine months ended December 31, 2010 to $336,000 as compared to a loss of $28,000 for the nine months ended December 31, 2009. The increase during the 2010 period was primarily due to the gain on sale of certain non-agency available-for-sale securities and increased fee income from the sale of non-deposit products. In addition, the results for the nine months ended December 31, 2009 included an other than temporary impairment charge of $193,000.
Noninterest Expenses. Noninterest expenses increased by $37,000 from $3.0 million for the nine months ended December 31, 2009 to $3.0 million for the nine months ended December 31, 2010, primarily due to increases in occupancy expense, audit, and accounting expenses and other operation expenses partially offset by reductions in compensation expense, and stationary and postage expense.
Income Tax Expense. For the nine months ended December 31, 2010 and 2009 we incurred no income tax expense.
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
Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At December 31, 2010, cash and cash equivalents totaled $11.4 million. Securities classified as available-for-sale, amounted to $48.0 million after the Company transferred the total portfolio of the held-to-maturity securities of $1.2 million to the available-for-sale portfolio at December 31, 2010. The interest-bearing deposits in banks of $1.4 million at December 31, 2010, provide additional sources of liquidity. Our liquidity has increased as customers have sought the safety of FDIC insured deposits. In addition, at December 31, 2010, we had the ability to borrow a total of approximately $30.7 million from the Federal Home Loan Bank of Atlanta. At December 31, 2010, we had no Federal Home Loan Bank advances outstanding.
At December 31, 2010 we had $9.4 million in commitments to extend credit outstanding. Certificates of deposit due within one year of December 31, 2010 totaled $45.8 million, or 44.4% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2011. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activity is the origination of deposit accounts. Deposit flows are affected by the overall level of interest rates, the interest rates and product offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.
Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2010, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.
The capital from our stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations were enhanced by the capital from the offering, resulting in increased net interest-earning assets and revenue. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. Following the offering, we may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the equity benefit plan after its approval by shareholders, unless extraordinary circumstances exist, and we receive regulatory approval.
Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit, and letters of credit. For information about our loan commitments, unused lines of credit, and letters of credit, see note 8 of the notes to unaudited consolidated financial statements set forth above in Item 1.
For the three months ended December 31, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
This item is not applicable as the Company is a smaller reporting company.
Item 4. Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on August 12, 2010. As of December 31, 2010, the risk factors of the Company have not changed materially from those disclosed in the prospectus.
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

MADISON BANCORP, INC.
Dated: February 10, 2011	By:	/s/ Michael P. Gavin
Michael P. Gavin
President and Chief Executive Officer (principal executive)

/s/ Paul A. Lovelace
Paul A. Lovelace
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)