Form 10-K
period 2011-03-31
Madison Bancorp Inc
filed 2011-06-28
CIK 1492324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-54081

MADISON BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-258073
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8615 Ridgely’s Choice Drive, Suite 111, Baltimore, Maryland	21236
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code:

(410) 529-7400

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if not registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K in not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2010, the aggregate market value of voting common stock held by affiliates was $0.

As of June 27, 2011, there were 608,116 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

N/A

MADISON BANCORP, INC.

i

Forward-Looking Statements

This Annual report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “believes”, “expects”, “anticipates”, “estimates” or similar expressions. Forward-looking statements include: statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits. These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors: general economic conditions, either nationally or in our primary market area, that are worse than expected; a continued decline in real estate values; changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative, regulatory or supervisory changes that adversely affect our business; adverse changes in the securities markets; and changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board. Any of the forward-looking statements that we make in this Annual Report on Form 10-K and in other public statements we make may later prove incorrect because of inaccurate assumptions, the factors illustrated above or other factors that we cannot foresee. Consequently, no forward-looking statement can be guaranteed.

PART I

Item 1.	Business

General

Madison Bancorp, Inc. Madison Bancorp, Inc. (the “Company”) was incorporated in May 2010 to be the holding company for Madison Square Federal Savings Bank (the “Bank”) following the Bank’s conversion from the mutual to the stock form of ownership. On October 6, 2010, the mutual to stock conversion was completed and the Bank became the wholly owned subsidiary of the Company. Also on that date, the Company sold and issued 608,116 shares of its common stock at a price of $10.00 per share, through which the Company received net offering proceeds of $5,340,068. The Company’s principal business activity is the ownership of the outstanding shares of common stock of the Bank. The Company does not own or lease any property, but instead uses the premises, equipment and other property of the Bank, with the payment of appropriate rental fees, as required by applicable laws and regulations, under the terms of an expense allocation agreement entered into with the Bank.

Madison Square Federal Savings Bank. Founded in 1870, Madison Square Federal Savings Bank is a community-oriented financial institution, dedicated to serving the financial service needs of customers and businesses within its market area, which consists of Baltimore and Harford Counties and northeast Baltimore City in Maryland. We offer a variety of deposit products and provide loans secured by real estate located in our market area. Our real estate loans consist primarily of residential mortgage loans, as well as commercial real estate loans, land loans, home equity lines of credit and residential construction loans. We also offer commercial business loans and, to a limited extent, consumer loans. We currently operate out of our corporate headquarters in the Perry Hall area of Baltimore County and full service branch offices located in Perry Hall, Fallston, Bel Air and Baltimore City, Maryland. We are subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, our primary federal regulator, and the Federal Deposit Insurance Corporation, our deposit insurer. At March 31, 2011, we had total assets of $154.0 million, total deposits of $139.5 million and total shareholders’ equity of $13.6 million.

The Bank’s and the Company’s executive offices are located at 8615 Ridgley’s Choice Drive, Suite 111, Baltimore, Maryland 21236 and its telephone number is (410) 529-7400.

Available Information

The Company and Bank maintain an Internet website at http://www.madisonsquarefsb.com. The Company makes available its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports filed with the Securities and Exchange Commission (“SEC”) as well as other information related to the Company, free of charge. SEC reports are available on this site as soon as reasonably practicable after electronically filed. The internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Market Area

We are headquartered in Baltimore, Maryland. We consider the northeast Maryland corridor along I-95 to the Delaware line to be our primary market area, consisting of Baltimore and Harford Counties and Baltimore City, Maryland, and the surrounding areas. The economy of our market area is a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance related employment. This diversification helped to mitigate the impact of the economic recession experienced over the last two years, as Maryland’s seasonally adjusted unemployment rate rose from 7.1% at December 31, 2009 to 7.5% at December 31, 2010, which remained well below the national seasonally adjusted unemployment rate which rose from 9.3% at December 31, 2009 to 9.6% at December 31, 2010 (Source: United States Department of Labor – Bureau of Labor Statistics). Select employers in Baltimore County include the U.S. Social Security Administration, T. Rowe Price Group, McCormick & Company and Lockheed Martin, while Aberdeen Proving Grounds (“APG”) is a major employer both in the military and civilian capacity in Harford County. Going forward, Harford County and the entire Baltimore metropolitan area will benefit from final congressional approval of the Base Realignment or Closure Commission’s (“BRAC”) decision to shift an additional 8,000 U.S. Department of Defense jobs to APG according to the Maryland Department of Planning BRAC report issued in December 2006.

Demographic and economic growth trends provide key insight into the health of our market area. The following table sets forth information regarding the distribution of our loans and deposits and demographic information for the counties in our market area, including Baltimore City, and the State of Maryland. The demographic information is based on published statistics of the US Census Bureau.

	Baltimore City	Baltimore County	Harford County	Maryland
Loans by County (in millions) (1)	$10.0	$31.9	$32.1	$86.3
Deposits by County (in millions) (1)	26.1	57.6	48.0	$135.7
Unemployment rate (2)	10.9%	8.0%	7.5%	7.5%
Median household income (3)	$38,458	$64,629	$75,364	$69,193
Population growth (decline) (4)	(3.0)%	4.7%	10.9%	7.6%

(1)	At March 31, 2011
(2)	December 2010
(3)	For 2009
(4)	From April 2000 to July 2009

If the population of Baltimore City continues to decline, it could negatively affect our deposit and loan volumes. However, we maintain only a single branch in Baltimore City, and Baltimore City accounted for only 18.7% of our total deposits and 11.1% of our total loans. As a result, we expect the adverse effect on our loan and deposit volumes of any future population declines in Baltimore City to be limited.

Lending Activities

General. The largest segment of our loan portfolio is real estate mortgage loans, consisting of residential mortgage loans, and, to a lesser extent, commercial real estate loans, land loans, home equity lines of credit and residential construction loans. We also offer commercial business loans and, to a limited extent, consumer loans. We originate loans primarily for investment purposes, and currently do not sell residential mortgage loans into the secondary market. Occasionally, we sell participation interests in certain loans that exceed our regulatory limit on loans to one borrower. We also occasionally purchase loan participations.

We intend to continue to emphasize residential lending, while also seeking to expand our commercial real estate and commercial business lending activities with a focus on serving small businesses and emphasizing relationship banking in our primary market area. We do not offer, and have not offered, sub-prime loans, no-documentation mortgage loans or Alt-A mortgage loans.

The following is a description of the loans we offer and our lending policies. On occasion, as described below, we may choose to originate a loan that does not conform in every particular way with our loan policies. However, such exceptions are rare and immaterial. Any exceptions to our loan policies must be approved by the individuals or committee having authority to approve a comparable loan that conformed fully with our lending policies. For information regarding loan approval procedures and authority, see “— Loan Underwriting — Loan Approval Procedures and Authority.”

1-4 Single Family. At March 31, 2011, we had $57.6 million in 1-4 single family loans, which represented 66.4% of our total loan portfolio. Our origination of 1-4 single family mortgage loans enables borrowers to purchase or refinance existing homes located in our primary market area.

Our 1-4 single family lending policies and procedures generally conform to secondary market guidelines. We offer a mix of adjustable rate mortgage loans and fixed-rate mortgage loans with terms of up to 30 years. Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to an initially discounted interest rate and loan fees for multi-year adjustable-rate mortgages. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. We determine the loan fees, interest rates and other provisions of mortgage loans based on our own pricing criteria and competitive market conditions.

While 1-4 single family real estate loans are normally originated with 15- or 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans on a regular basis. We do not offer 1-4 single family residential mortgage loans with negative amortization, and we have made a very limited number of interest only 1-4 single family mortgage loans in cases where the borrower had unusually favorable income or collateral characteristics.

Interest rates and payments on our adjustable-rate 1-4 single family mortgage loans adjust for periods ranging from every month to up to 10 years, with most adjusting every one, three or five years after an initial fixed period that, in most cases, is one, three or five years. Interest rates and payments on our adjustable-rate loans are indexed to the corresponding U.S. Treasury Bill rate, except that loans that adjust monthly are indexed to the prime rate.

We do not make owner occupied 1-4 single family real estate loans with loan-to-value ratios exceeding 80%, except when there are exceptional income or credit characteristics on the loan. Loans with loan-to-value ratios in excess of 80% require private mortgage insurance, and if there is no private mortgage insurance, the interest rate and points we charge for the loan may be increased by the cost of private mortgage insurance premiums. In addition, under current lending guidelines, non-owner occupied 1-4 single family real estate loan-to-value ratios generally may not exceed 75%. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We also require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for all loans located in flood hazard areas. We do not make loans generally known as subprime loans or Alt A loans.

Included in 1-4 single family mortgage loans are second mortgage loans. Second mortgage loans are made at fixed rates for terms of up to 20 years. We do not offer second mortgage loans with loan-to-value ratios exceeding 80%, including any first mortgage loan balance, except when there are exceptional income or credit characteristics on the loan. Second mortgage loans totaled $6.2 million at March 31, 2011 and represented 10.7% of residential mortgage loans at such date.

Multifamily Loans. We occasionally originate multifamily loans for apartment buildings and mobile home parks. At March 31, 2011, multifamily loans totaled $1.7 million, which represented 1.9% of our total loan portfolio. At March 31, 2011, our largest multifamily real estate loan had an outstanding balance of $2.0 million, of which we held $1.2 million after our sale of a participation interest in this loan. This loan, which was originated in August 2008 and is secured by mobile home parks, was performing in accordance with its original terms at March 31, 2011.

Commercial Real Estate Loans. We offer fixed- and adjustable-rate mortgage loans secured by commercial real estate. At March 31, 2011, commercial real estate loans totaled $12.2 million, or 14.0% of our total loan portfolio. Our commercial real estate loans typically are secured by small to moderately sized office and retail properties located in our primary market area and the surrounding areas.

We originate fixed-rate commercial real estate loans, generally with repricing at terms of from one month to seven years, with most being from three to five years, and initial payments based on an amortization schedule of up to 25 years. Interest rates vary and are based on market factors and negotiation with the borrower. We also offer adjustable-rate commercial real estate loans, with terms of up to 25 years and with interest rates based on the corresponding U.S. Treasury bill rate plus a negotiated margin. Loans are secured by first mortgages, generally are originated with a maximum loan-to-value ratio of 75% and may require specified debt service coverage ratios depending on the characteristics of the project. Rates and other terms on such loans depend on our assessment of credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, debt service coverage ratio, and other factors. Many of our commercial real estate loans provide for an interest rate floor.

Included in commercial real estate loans are construction loans for commercial properties, such as retail properties and office units, although we had no commercial real estate construction loans at March 31, 2011 or 2010. Commercial real estate construction loans are for a term of up to 18 months, with monthly interest only payments. During the construction period, interest rates on these loans are tied to the prime rate as published in The Wall Street Journal plus a negotiated margin, and can vary depending on the construction period. We require a maximum loan-to-value ratio of 80% for all construction loans, except where there are exceptional credit circumstances on the loan. We disburse funds on a percentage-of-completion basis following an inspection by a third party inspector or qualified bank personnel.

At March 31, 2011, our largest commercial real estate loan had an outstanding balance of $1.8 million, of which we held $737,000 after our sale of a participation interest in this loan. This loan, which was originated in July 2008 and is secured by a two story office building, was performing in accordance with its original terms at March 31, 2011.

Land Loans. We originate loans to individuals and developers for the purpose of developing vacant land in our primary market area, typically for building an individual’s future residence or, in the case of a developer, residential subdivisions or commercial property. At March 31, 2011, land loans totaled $5.6 million, which represented 6.4% of our total loan portfolio. Land loans, which are offered for terms of up to five years, are indexed to the prime rate as reported in The Wall Street Journal or a U.S. Treasury bill rate plus a negotiated margin. We limit the loan-to-value ratio to a maximum of 75%, except where there are exceptional credit circumstances on the loan. At March 31, 2011, our largest land loan had an outstanding balance of $1.6 million, of which we held $870,000 after our sale of a participation interest in this loan. This loan was performing in accordance with its original terms at March 31, 2011.

Home Equity Lines of Credit. We offer home equity lines of credit, which include adjustable-rate loans with terms up to 20 years. We do not originate home equity loans with loan-to-value ratios exceeding 80%, including any first mortgage loan balance, except where there are exceptional income or credit characteristics on the loan. At March 31, 2011, home equity lines of credit totaled $1.8 million, or 2.0% of our total loan portfolio.

Residential Construction Loans. We originate construction loans for one- to four-family homes. At March 31, 2011, residential construction loans totaled $2.2 million, which represented 2.5% of our total loan portfolio. Construction loans are for terms of up to 18 months, with monthly interest only payments. Except for speculative loans, discussed below, residential construction loans are only made to homeowners or to builders of presold homes and the repayment of such loans comes from the proceeds of a permanent mortgage loan for which a commitment is typically in place when the construction loan is originated. Occasionally, we also originate construction loans to builders where the homes have been presold to buyers at the time of the loan. Interest rates on these loans are tied to the prime rate as published in The Wall Street Journal plus a negotiated margin, and can vary as to term, depending on the construction period. We require a maximum loan-to-value ratio of 80% for all construction loans, except where there are exceptional income or credit characteristics on the loan. We disburse funds on a percentage-of-completion basis following an inspection by a third party inspector or qualified bank personnel.

While we also originate speculative construction loans to builders who have not identified a buyer for the completed property at the time of origination (known as “speculative” construction loans), we generally limit this type of lending to a group of well-established builders in our primary market area and limit the number of projects with each builder. At March 31, 2011, we had approved commitments for speculative construction loans of $1.7 million, of which $1.7 million was outstanding. We require a maximum loan-to-value ratio of 75% for speculative construction loans, except where there are exceptional credit circumstances on the loan.

At March 31, 2011, our non-speculative construction loans had total commitments of $2.4 million, of which $637,000 was outstanding, and with the sale of a participation interest, we had $507,000 of the outstanding balance. These relationships were performing according to their original terms at March 31, 2011.

Commercial Business Loans. We typically offer commercial business loans to small businesses located in our primary market area. At March 31, 2011, commercial business loans totaled $5.0 million, which represented 5.7% of our total loan portfolio. Our commercial business loan portfolio consists primarily of loans that are secured by equipment or other business assets, but also includes a smaller amount of unsecured loans for purposes of financing expansion or providing working capital for general business purposes. Commercial business loans are floating-rate loans indexed to the prime rate as published in The Wall Street Journal or a U.S. Treasury bill rate plus a negotiated margin, and fixed-rate loans for terms of up to seven years with payments based on full amortization. We also offer commercial lines of credit, which are adjustable-rate loans indexed to the prime rate plus a margin, and are reviewed annually to determine whether to approve an extension. Key loan terms vary depending on the collateral, the borrower’s financial condition and credit history, debt service coverage ratio and other relevant factors.

Consumer Loans. We offer consumer loans as an accommodation to our customers and do not emphasize this type of lending. We have made a variety of consumer loans, including automobile and motorcycle loans, boat loans, commercial vehicle loans and overdraft lines of credit, but our portfolio primarily consists of automobile loans. At March 31, 2011, consumer loans totaled $829,000, or 1.0% of our total loan portfolio. Consumer loans are fixed-rate loans with terms of up to 10 years The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.

Loan Underwriting

Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, an increased monthly mortgage payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Nonowner -Occupied Residential Real Estate Loans. Loans secured by investment properties represent a unique credit risk to us and, as a result, we adhere to special underwriting guidelines. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties often depend on the maintenance of the property and the payment of rent by its tenants. Payments on loans secured by rental properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. To monitor cash flows on rental properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and we consider and review a rental income cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. We generally require collateral on these loans to be a first mortgage along with an assignment of rents and leases, although we might accept a second mortgage where the combined loan-to-value ratio is low.

Commercial Real Estate Loans. Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than residential mortgage loans. Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We apply what we believe to be conservative underwriting standards when originating commercial loans and seek to limit our exposure to lending concentrations to related borrowers, types of business and geographies, as well as seeking to participate with other banks in both buying and selling larger loans of this nature. Management has hired experienced lending officers and credit management personnel over the past several years in order to safely increase this type of lending. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. An environmental survey or environmental risk insurance is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

Construction and Land Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building having a value which is insufficient to assure full repayment if liquidation is required. If we are forced to foreclose on a building before or at completion due to a default, we may be unable to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, speculative construction loans, which are loans made to home builders who, at the time of loan origination, have not yet secured an end buyer for the home under construction, typically carry higher risks than those associated with traditional construction loans. These increased risks arise because of the risk that there will be inadequate demand to ensure the sale of the property within an acceptable time. As a result, in addition to the risks associated with traditional construction loans, speculative construction loans carry the added risk that the builder will have to pay the property taxes and other carrying costs of the property until an end buyer is found. Land and land development loans have substantially similar risks to speculative construction loans. To monitor cash flows on construction properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and, in reaching a decision on whether to make a construction or land loan, we consider and review a global cash flow analysis of the borrower and consider the borrower’s expertise, credit history and profitability. We also disburse funds on a percentage-of-completion basis following an inspection by a third party inspector or qualified bank personnel.

Commercial Business Loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment income or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Consumer Loans and Home Equity Lines of Credit. Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are secured by assets that depreciate rapidly, such as motor vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. In the case of home equity loans, real estate values may be reduced to a level that is insufficient to cover the outstanding loan balance after accounting for the first mortgage loan balance. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors and management.

Certain of our employees have been granted individual lending limits, which vary depending on the type of loan and whether the loan is secured or unsecured. All loan requests exceeding the individual officer lending limits are approved as follows: (i) by two loan officers, up to $25,000 for secured consumer loans, up to $150,000 for residential mortgage loans, up to $100,000 for secured commercial loans and up to $250,000 for secured construction loans; and (ii) by the Loan Committee, up to $75,000 for secured consumer loans, $350,000 for secured commercial loans and $500,000 for residential and secured construction loans. Our Loan Committee consists of our President, and Chief Executive Officer, Michael P. Gavin, Executive Vice President, Commercial Lending, Ronald E. Ballard, Executive Vice President, Lending, Melody P. Kline, and Executive Chairman, David F. Wallace. All loans exceeding the lending authority of the Loan Committee require approval by the Board Loan Committee, which consists of the Loan Committee and two outside directors.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to 15% of our unimpaired capital and surplus. At March 31, 2011, our regulatory limit on loans-to-one-borrower was $1.9 million. At March 31, 2011, our largest lending relationship was $1.6 million and was performing according to its original terms at that date This loan relationship is secured primarily by an owner occupied commercial real estate property.

Loan Commitments. We issue commitments for residential and commercial mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Most of our loan commitments expire after 60 days. See note 9 to the notes to audited consolidated financial statements contained in this Annual Report on Form 10-K.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in other permissible securities. As a member of the Federal Home Loan Bank of Atlanta, we also are required to maintain an investment in Federal Home Loan Bank of Atlanta stock. Notwithstanding this legal authority, our investment policy limits our authority to invest in mortgage-backed securities exclusively to mortgage-backed securities issued by Fannie Mae, Freddie Mac or Ginnie Mae.

At March 31, 2011, our investment portfolio consisted primarily of U.S. government agency securities, mortgage-backed securities including collateralized mortgage obligations, and brokered certificates of deposit. While our investment securities are generally available-for-sale, during the year ended March 31, 2009, we accepted a redemption in-kind of our investment in the AMF Ultra Short Mortgage mutual fund, pursuant to which we received agency and non-agency mortgage-backed securities classified as held-to-maturity. In the third quarter, management decided to review the held-to-maturity portfolio to determine if it would be appropriate to transfer these assets to AFS so that Madison could take advantage of improving market conditions and dispose of some of these assets when market conditions were appropriate. At December 31, 2010, the entire held-to-maturity portfolio was reclassified to available-for-sale. We do not currently invest in trading account securities. Further, we currently intend to limit future investments in mortgage-backed securities to agency securities guaranteed by the U.S. government or any agency thereof, and we currently do not intend to purchase mortgage-backed securities where the underlying loans are subprime loans, interest only loans, option adjustable rate loans, Alt A loans or other similar mortgage loans that have higher risk characteristics. At March 31, 2011, we also maintained an investment, at cost, in Federal Home Loan Bank of Atlanta common stock.

Our primary investment objectives are: (i) to provide and maintain liquidity within the guidelines of the Office of Thrift Supervision’s regulations, (ii) to fully employ the available funds of the Bank; (iii) to earn an average rate of return on invested funds competitive with comparable institutions; (iv) to manage interest rate risk; and (v) to limit risk. Our board of directors has the overall responsibility for the investment portfolio, including approval of the investment policy. Our Investment Committee, which is appointed by the President and Chief Executive Officer, consists of the President and Chief Executive Officer, and three directors, including two outside directors. The Investment Committee is responsible for implementation of the investment policy and monitoring our investment performance. Our board of directors reviews the status of our investment portfolio on a quarterly basis, or more frequently if warranted.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Deposits are attracted from within our primary market area through the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our deposit pricing strategy has typically been to offer competitive rates on all types of deposit products, and to periodically offer special rates in order to attract deposits of a specific type or term.

Borrowings. While we had no borrowings at March 31, 2011, we have the ability to use advances from the Federal Home Loan Bank of Atlanta to supplement our investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Atlanta and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth, the Federal Home Loan Bank’s assessment of the institution’s creditworthiness, collateral value and level of Federal Home Loan Bank stock ownership. We may also utilize securities sold under agreements to repurchase and overnight repurchase agreements to supplement our supply of investable funds and to meet deposit withdrawal requirements. We had borrowing capacity of approximately $30.8 million with the Federal Home Loan Bank of Atlanta as of March, 31, 2011. The Bank also has a $2.5 million unused line of credit with a large financial institution.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our primary market area and from other financial service companies such as securities brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2010, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 0.23% of the deposits in Baltimore County, Maryland, 1.56% of the deposits in Harford County, Maryland and 0.23% of the deposits in Baltimore City, Maryland. This data does not reflect deposits held by credit unions with which we also compete. In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area. Most of these institutions are larger than us and, therefore, may have greater resources.

Our competition for loans comes primarily from financial institutions, including credit unions, in our primary market area and from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from non-depository financial services companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet, and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law now permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our growth in the future.

Personnel

As of March 31, 2011, we had 30 full-time employees and 5 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

The Bank has one subsidiary, Madison Financial Services Corporation (“MFSC”). MFSC was established in January 1994 as a licensed Maryland insurance provider, and provides insurance brokerage and agency services for liability, casualty, automobile, life, health or accident insurance and sales of non-deposit investment products. At March 31, 2011, MFSC had assets of $32,000. It contributed net income of $20,000 and $10,000 for the years ended March 31, 2011 and 2010, respectively.

Regulation and Supervision

General. As a federally chartered savings institution, Madison Square Federal Savings Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposits insurer. Madison Square Federal Savings Bank is a member of the Federal Home Loan Bank System, and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. Madison Square Federal Savings Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approval before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of Thrift Supervision and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Madison Square Federal Savings Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Madison Bancorp and Madison Square Federal Savings Bank and their operations. Madison Bancorp, as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision. Madison Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted into law on July 21, 2010, provides for the regulation and supervision of federal savings banks like Madison Square Federal Savings Bank to be transferred to the Office of the Comptroller of the Currency, the agency that regulates national banks. The transfer will occur over a transition period of one year from the date of enactment, subject to a possible six-month extension. At the same, time, responsibility for supervising savings and loan holding companies will be transferred to the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Dodd-Frank Act also provides for the creation of a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over implementation of federal consumer financial protection and fair lending laws from depository institution regulators. However, institutions of $10 billion or fewer in assets will continue to be examined for compliance with such laws and regulations by, and subject to the enforcement authority of, the prudential regulator rather than the Consumer Financial Protection Bureau.

The Durbin Amendment to the Dodd-Frank Act instructed the Federal Reserve Board to establish the rate merchants pay banks for electronic clearing of debit card transactions (i.e., the interchange rate). Interchange fees accounted for approximately $20,000 of service charge out income, or just over 7.5% of total service charge income for the year ended March 31, 2011. The Federal Reserve Board has put out a proposal for comment that would cap the interchange rate at either $0.07 or $0.12 per transaction. While these rates are not finalized, if they are implemented, we estimate that approximately 70% of our interchange income could be lost. The new rate is scheduled to take effect on July 21, 2011.

Regulation of Federal Savings Banks

Business Activities. Federal law and regulations, primarily the Home Owners’ Loan Act and the regulations of the Office of Thrift Supervision, govern the activities of federal savings banks, such as Madison Square Federal Savings Bank. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, nonresidential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Branching. Federal savings banks are authorized to establish branch offices in any state or states of the United States and its territories, subject to the approval of the Office of Thrift Supervision.

Capital Requirements. The Office of Thrift Supervision’s capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for national banks.

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common shareholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At March 31, 2011, Madison Square Federal Savings Bank met each of these capital requirements. See note 12 of the notes to audited consolidated financial statements included in this Annual Report on Form 10-K.

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the Office of Thrift Supervision within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company in the amount of the lesser of 5% of the association’s total assets when it became undercapitalized or the amount necessary to achieve full compliance at the time the association first failed to comply. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted Interagency Guidelines Establishing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares, payments to shareholders of another institution in a cash-out merger and other transactions charged to the capital account. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if it is a subsidiary of a holding company. If Madison Square Federal Savings Bank’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each 12-month period.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of March 31, 2011, Madison Square Federal Savings Bank maintained 86.30% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties. Madison Square Federal Savings Bank’s authority to engage in transactions with “affiliates” is limited by Office of Thrift Supervision regulations and Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board’s Regulation W. The term “affiliates” for these purposes generally means any entity that controls or is under common control with Madison Square Federal Savings Bank, including the Company and its other subsidiary. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions are restricted to 10% of an institution’s capital and surplus with any one affiliate and 20% of capital and surplus with all affiliates. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from an institution. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Madison Square Federal Savings Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law restricts both the individual and aggregate amount of loans Madison Square Federal Savings Bank may make to insiders based, in part, on Madison Square Federal Savings Bank’s capital position and requires certain board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, or conservatorship. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

The Office of the Comptroller of the Currency will assume enforcement authority of the Office of Thrift Supervision as part of the Dodd-Frank Act regulatory restructuring.

Assessments. Federal savings banks are required to pay assessments to the Office of Thrift Supervision to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report, the institution’s financial condition and the complexity of its asset portfolio. The Bank’s Office of Thrift Supervision assessment for fiscal year ended March 31, 2011 was $77,000. The Office of the Comptroller of the Currency also funds its operations through assessments on regulated institutions.

Insurance of Deposit Accounts. Madison Square Federal Savings Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the Deposit Insurance Fund. Under the Federal Deposit Insurance Corporation’s risk-based assessment rules, effective April 1, 2009 through March 31, 2011, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV. Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV. Rates increased uniformly by three basis points effective January 1, 2011.

As required by the Dodd-Frank Act, the Federal Deposit Insurance Corporation has adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution’s total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits. Under these rules, an institution with total assets of less than $10 billion will be assigned to a Risk Category as described above, and a range of initial base assessment rates will apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution’s brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates. Total base assessment rates range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minims amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary. However, in lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2014, which was subsequently made permanent by the Dodd-Frank Act. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2012, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012. Madison Square Federal Savings Bank opted to participate in the unlimited noninterest-bearing transaction account coverage and in the unsecured debt guarantee program.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ending March 31, 2011 averaged 1.025 basis points of assessable deposits.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Madison Square Federal Savings Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of Madison Square Federal Savings Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System. Madison Square Federal Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Madison Square Federal Savings Bank, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. At March 31, 2011, Madison Square Federal Savings Bank complied with this requirement with an investment in Federal Home Loan Bank stock of $243,000.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements, or general results of operations, could reduce or eliminate the dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends are reduced, or interest on future Federal Home Loan Bank advances increased, our net interest income could also be reduced. In fact, Federal Home Loan Bank dividends have been significantly reduced over the past two years from previous levels.

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by Office of Thrift Supervision regulations, every Federal Deposit Insurance Corporation-insured savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of a savings association, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

The Community Reinvestment Act requires public disclosure of an institution’s rating and requires the Office of Thrift Supervision to provide a written evaluation of an association’s Community Reinvestment Act performance utilizing a four-tiered descriptive rating system.

Madison Square Federal Savings Bank received a “satisfactory” rating as a result of its most recent Community Reinvestment Act assessment.

Other Regulations

Interest and other charges collected or contracted for by Madison Square Federal Savings Bank are subject to state usury laws and federal laws concerning interest rates. Madison Square Federal Savings Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Madison Square Federal Savings Bank also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated there under, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expands the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities. Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations; and

•

The Gramm-Leach-Bliley Act places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (“NOW”), Super NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $58.8 million; a 10% reserve ratio is applied above $58.8 million. The first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. Madison Square Federal Savings Bank complies with the foregoing requirements.

Holding Company Regulation

General. Madison Bancorp is a unitary savings and loan holding company within the meaning of federal law and is registered with and subject to office of Thrift Supervision regulations. In addition, the Office of Thrift Supervision has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the Bank. As a savings and loan holding company, the Company is able to engage only in activities permitted to a financial holding company and those permitted for a multiple savings and loan holding company, which includes non-banking activities that have been determined to be permissible for bank holding companies. As part of the Dodd-Frank Act regulatory restructuring, the office of Thrift Supervision’s authority over savings and loan holding companies will be transferred to the Federal Reserve Board, which is the agency that regulates bank holding companies.

The Gramm-Leach-Bliley Act of 1999 provided that no company may acquire control of a savings institution after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that, subject to a grandfather provision, existing savings and loan holding companies may only engage in such activities. Upon any non-supervisory acquisition by Madison Bancorp of another savings institution that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, Madison Bancorp would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulations. However, the Office of Thrift Supervision has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the Office of Thrift Supervision, and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That will mean that trust preferred securities and cumulative preferred stock will not be includable in Tier 1 capital unless issued prior to May 19, 2010. There is a five-year transition period before the capital requirements will apply to savings and loan holding companies. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions.

The Bank must notify the Office of Thrift Supervision 30 days before declaring any dividend to Madison Bancorp. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act of 2002, Madison Bancorp’s principal executive and financial officers are required to certify that Madison Bancorp’s quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002 have several requirements, including having the principal executive and financial officers each certify that: he is responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; he has made certain disclosures to our auditors and the audit committee of the board of directors about our internal controls; and he has included information in our quarterly and annual reports about his evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls. Madison Bancorp will be subject to further reporting and audit requirements beginning with the year ended March 31, 2011 under the requirements of the Sarbanes-Oxley Act. Madison Bancorp will prepare policies, procedures and systems designed to ensure compliance with these regulations.

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have not been audited during the last five years. For its 2011 and 2010 fiscal years, the

Company’s maximum statutory federal income tax rate was 34%, although we did not pay taxes for those years because we incurred a net loss for the years. For future years where we are able to generate net income, we expect to be able to use net operating losses to offset income and thereby reduce our effective tax rate. We had approximately $479,000 of net operating loss carryforwards at March 31, 2011 which expire in 2030 and 2031, and a capital loss carryforward of approximately $566,000, which expires in 2014.

The Company and the Bank have entered into a tax allocation agreement. Because the Company owns 100% of the issued and outstanding capital stock of the Bank, the Company and the Bank will be members of an affiliated group within the meaning of Section 1504(a) of the Internal Revenue Code, of which group the Company will be the common parent corporation. As a result of this affiliation, the Bank may be included in the filing of a consolidated federal income tax return with the Company and, if a decision to file a consolidated tax return is made, the parties agree to compensate each other for their individual share of the consolidated tax liability and/or any tax benefits provided by them in the filing of the consolidated federal income tax return.

Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves.

Distributions. If the Bank makes “non-dividend distributions” to the Company, the distributions will be considered to have been made from the Bank’s unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from the Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank’s current or accumulated earnings and profits will not be included in the Bank’s taxable income.

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. Madison Square Federal Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

The state of Maryland imposes an income tax of approximately 8.25% on income measured substantially the same as federally taxable income. The state of Maryland currently assesses a personal property tax for December 2000 and forward.

Item 1A. Risk Factors

We have had losses in recent years, and if we cannot increase our income to competitive levels, our stock price may be adversely affected.

We have had losses in recent years, including net losses of $57,000, $855,000 and $1.7 million for the years ended March 31, 2011, 2010 and 2009, respectively. Our return on average assets was (0.04)%, (0.59)% and (1.33)% for the years ended March 31, 2011, 2010 and 2009, respectively, and our return on average equity was (0.50)%, (9.17)% and (16.39)% for the years ended March 31, 2011, 2010 and 2009, respectively. We have identified various strategic initiatives we will pursue in our efforts to overcome these challenges and improve earnings. These strategic initiatives include the following:

•	building on our strengths as a community-oriented financial institution;

•	growing our balance sheet by increasing commercial real estate and commercial business loans;

•	emphasizing lower cost core deposits to maintain low funding costs;

•	controlling noninterest expenses;

•	adding a new branch in our existing market area or a contiguous county within the next three years; and

•	expanding our market share within our primary market area.

For a detailed description of our strategic initiatives to improve earnings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Strategy.” However, our strategic initiatives may not succeed in generating and increasing income. If we are unable to generate or increase income, our stock price may be adversely affected. Moreover, even if we are successful in generating net income, our earnings may be low for some time. In such event, our return on equity, which equals net income divided by average equity, may be below returns on equity achieved by peer institutions, which also could adversely affect our stock price.

Our increased emphasis on commercial real estate and commercial lending may expose us to increased lending risks.

In recent years we have significantly increased our emphasis on commercial real estate and commercial lending. Commercial real estate loans increased from $ 10.6 million, or 11.8% of our total loans, at March 31, 2009 to $12.2 million, or 14.0% of our total loans, at March 31, 2011. Commercial loans increased from $3.1 million, or 3.5% of our total loans, at March 31, 2009 to $5.0 million, or 5.7% of our total loans, at March 31, 2011. Moreover, as part of our strategy to increase earnings, we will seek to continue to increase commercial real estate lending, as well as commercial lending, and intend to add commercial lending personnel to assist us in these efforts. These types of loans generally expose a lender to greater risk of nonpayment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers and, for commercial construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by nonreal estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than single-family residential mortgage loans, we may need to increase our allowance for loan losses in the future associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a single-family residential mortgage loan. In addition, because of the increases in commercial real estate and commercial loans in recent years, much of our portfolio of these types of loans is unseasoned, although many of these loans are to borrowers we know well and with whom we have other borrowing or deposit relationships.

Significant loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money, we incur the risk that our borrowers will not repay their loans. We provide for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial condition and results of operations. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount recorded in our allowance for loan losses. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of Thrift Supervision, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the Office of Thrift Supervision after a review of the information available at the time of its examination. Our allowance for loan losses amounted to $636,000, or 0.73% of total loans outstanding and 6,955.62% of non-performing loans, at March 31, 2011. Our allowance for loan losses at March 31, 2011 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. In addition, at March 31, 2011, we had 10 loan relationships with outstanding balances, net of participation interests sold, that exceeded $1.0 million, all of which were performing according to their original terms. However, the deterioration of one or more of these loans could result in a significant increase in our non-performing loans and our provision for loan losses, which would negatively impact our results of operations.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other-than-temporary. If we conclude that the decline is other-than-temporary, we are required to write down the value of that security through a charge to earnings. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down theses securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

The loss of senior management could hurt our operations.

We rely heavily on our executive officers, Messrs. Gavin, Wallace and Ballard, Ms. Kline and Ms. Webster. The loss of one or more members of senior management could have an adverse effect on us because, as a small community bank, our senior executive officers have more responsibility than would be typical at a larger financial institution with more employees. In addition, as a small community bank, we have fewer management-level personnel who are in a position to assume the responsibilities of our senior executive officers. We have purchased key man life insurance for Mr. Wallace only.

Continued turmoil in the financial markets could have an adverse effect on our financial position or results of operations.

Beginning in 2008, United States and global financial markets experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a negative impact on the industry. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have implemented programs intended to improve general economic conditions. The U.S. Department of the Treasury created the Capital Purchase Program under the Troubled Asset Relief Program, pursuant to which the Treasury Department provided additional capital to participating financial institutions through the purchase of preferred stock or other securities. Other measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; regulatory action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. Notwithstanding the actions of the United States and other governments, there can be no assurance that these efforts will be successful in restoring industry, economic or market conditions to their previous levels and that they will not result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including Madison Bancorp, are numerous and include:

•	worsening credit quality, leading among other things to increases in loan losses and reserves,

•	continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in asset values,

•	capital and liquidity concerns regarding financial institutions generally,

•	limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or

•	recessionary conditions that are deeper or last longer than currently anticipated.

The recent economic downturn could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our primary market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets and the strength of the economy in the United States generally and in our primary market area in particular. Recently, the national economy has experienced a general downturn, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence. These economic conditions also had a negative impact on our primary market area. In addition, our primary market area has experienced a softening of the local real estate market, including reductions in local property values, and a decline in the local manufacturing industry, which employs many of our borrowers. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. Nearly all of our loans are secured by real estate or made to businesses in our primary market area, which consists of Baltimore and Harford Counties and Baltimore City in Maryland and the surrounding areas. As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in non-performing loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would decrease our earnings. The economic downturn could also result in reduced demand for credit or fee-based products and services, which also would decrease our revenues.

Increased and/or special FDIC assessments will hurt our earnings.

The recent economic downturn has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $67,000. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $863,000. Due to a recent change in the methodology that the FDIC uses to calculate assessments, our actual assessment expense has decreased but additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

Changing interest rates may decrease our earnings and asset value.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our interest rate spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our interest rate spread and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our interest rate spread to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our interest rate spread to contract until the yield catches up. This contraction could be more severe following a prolonged period of lower interest rates, as a larger proportion of our fixed rate residential loan portfolio will have been originated at those lower rates and borrowers may be more reluctant or unable to sell their homes in a higher interest rate environment. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our interest rate spread as our cost of funds increases relative to the yield we can earn on our assets. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Interest Rate Risk Management.”

Strong competition within our primary market area could negatively impact our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2010, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 0.23% of the deposits in Baltimore County, Maryland, 1.56% of the deposits in Harford County, Maryland and 0.23% of the deposits in Baltimore City, Maryland. Most of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our primary market area. See “Our Business — Market Area” and “Our Business — Competition” for more information about our primary market area and the competition we face.

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision will be transferred to the Office of the Comptroller of the Currency, which regulates national banks. Savings and loan holding companies will be regulated by the Federal Reserve Board. The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. Also included is the creation of a new federal agency to administer consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in Madison Square Federal Savings Bank that could be leveraged to support additional growth. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our primary federal regulator, and the Federal Deposit Insurance Corporation, as insurer of our deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Madison Square Federal Savings Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Additional expenses from operating as a public company will adversely affect our profitability.

Our noninterest expenses has increased as a result of the financial accounting, legal and various other expenses associated with operating as a public company and complying with public company disclosure obligations, particularly those obligations imposed by the Sarbanes-Oxley Act of 2002. Compliance with the Sarbanes-Oxley Act of 2002 will require us to upgrade our accounting systems, which will increase our operating expenses and adversely affect our profitability.

We will incur additional expenses relating to our plan to hire additional lending personnel in furtherance of our strategy to expand our lending activity.

Part of our strategic plan is to grow our balance sheet by increasing commercial real estate and commercial business loans. When market conditions are more favorable, we may add additional lending personnel. We anticipate that this initiative will enhance long-term shareholder value. However, upon the addition of new lending personnel, we will be required to make increased expenditures for salaries and employee benefits, and it may take some period of time for the new personnel to generate sufficient loan volume to offset these expenditures. Accordingly, we anticipate that, in the short term, net income will be negatively affected.

Additional expenses from the implementation of new equity benefit plans will adversely affect our profitability.

We will recognize additional annual employee compensation and benefit expenses stemming from options and shares of common stock granted to employees, directors and executives under planned benefit plans. These additional expenses will adversely affect our profitability. We cannot determine the actual amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices generally require that they be based on the fair market value of the options or shares of common stock at the date of the grant; however, we expect them to be material. We will recognize expenses for our employee stock ownership plan when shares are committed to be released to participants’ accounts and will recognize expenses for restricted stock awards and stock options generally over the vesting period of awards made to recipients. The cost of the first year benefit plan was $29,000. Additional benefit plans are anticipated to be approved after one year from the conversion date and the expense of them have not been calculated at this time.

Issuance of shares for benefit programs may dilute your ownership interest.

We intend to adopt an equity incentive plan one year following the offering. If shareholders approve the new equity incentive plan, we intend to issue shares to our officers, employees and directors through this plan. If the restricted stock awards under the equity incentive plan are funded from authorized but unissued stock, your ownership interest in the shares could be diluted by up to approximately 2.91%, assuming awards of common stock equal to 3% of the shares sold in the offering are awarded under the plan. If we adopt the equity incentive plan more than one year after completion of the offering, we may elect to increase the awards of restricted stock we may grant. In such event, your ownership interest in the shares could be further diluted. If the shares issued upon the exercise of stock options under the equity incentive plan are issued from authorized but unissued stock, your ownership interest in the shares could be diluted by up to approximately 9.09%, assuming stock option grants equal to 10% of the shares sold in the offering are granted under the plan.

The articles of incorporation and bylaws of Madison Bancorp, Inc. and certain laws and regulations may prevent or make more difficult certain transactions, including a sale or merger of Madison Bancorp, Inc.

Provisions of the articles of incorporation and bylaws of Madison Bancorp, state corporate law and federal banking regulations may make it more difficult for companies or persons to acquire control of Madison Bancorp. As a result, our shareholders may not have the opportunity to participate in such a transaction and the trading price of our common stock may not rise to the level of other institutions that are more vulnerable to hostile takeovers. The factors that may discourage takeover attempts or make them more difficult include:

•

Articles of incorporation and bylaws. Provisions of the articles of incorporation and bylaws of Madison Bancorp may make it more difficult and expensive to pursue a takeover attempt that the board of directors opposes. These provisions also make more difficult the removal of current directors or management, or the election of new directors. These provisions include:

•	limitation on the right to vote shares;

•	the election of directors to staggered terms of three years;

•	provisions regarding the timing and content of shareholder proposals and nominations;

•	provisions restricting the calling of special meetings of shareholders;

•	the absence of cumulative voting by shareholders in the election of directors;

•	the removal of directors only for cause; and

•	supermajority voting requirements for changes to some provisions of the articles of incorporation and bylaws.

•

Maryland anti-takeover statute. Under Maryland law, any person who acquires more than 10% of a Maryland corporation without prior approval of its board of directors is prohibited from engaging in any type of business combination with the corporation for a five-year period. Any business combination after the five-year period would be subject to supermajority shareholder approval or minimum price requirements.

•

Office of Thrift Supervision regulations. Office of Thrift Supervision regulations prohibit, for three years following the completion of a mutual-to-stock conversion, the offer to acquire or the acquisition of more than 10% of any class of equity security of a converted institution without the prior approval of the Office of Thrift Supervision.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

We conduct our business through our main office, and our branch offices. The following table sets forth certain information relating to these facilities at March 31, 2011.

Location	Year Opened	Approximate Square Footage	Owned/ Leased		Net Book Value at March 31, 2011

Main Office:

Administrative Headquarters 8615 Ridgely’s Choice Drive, Suite 111 Baltimore, Maryland	2011	6,317	Leased	(1)	$0

Branch Offices:

Perry Hall Branch 9651 Belair Road Baltimore, Maryland	1997	4,800	Owned		1,285,575

Gardenville Branch 5415 Belair Road Baltimore, Maryland	2006	2,500	Owned		1,582,553

Fallston Branch 2209 Belair Road Fallston, Maryland	2002	2,250	Leased	(2)	603,882

Bel Air Branch 126 N. Main Street Bel Air, Maryland	2009	3,600	Leased	(3)	84,083

(1)	Lease expires August 31, 2021.
(2)	Madison Square Federal Savings Bank acquired the Fallston Branch subject to a land lease. At termination of the land lease, the property reverts to the landlord. The lease expiration date is 2040, assuming the extension of all renewal options under the lease available to the Bank.
(3)	Lease expires October 31, 2013; there is one five year renewal available which if exercised, would extend the lease term until October 31, 2018.

Item 3. Legal Proceedings

Periodically there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceeding that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

PART II

Item 4. [Removed and Reserved]

Item 5. Market for Registrant’s Common Equity, Related Shareholders Matters and Issuer Purchases of Equity Securities

Madison Bancorp, Inc.’s common stock is quoted on the OTC Bulletin Board under the symbol “MDSN.” The common stock was issued at a price of $10.00 per share in connection with the Bank’s mutual to stock conversion and the initial public offering of the Company’s common stock. The common stock commenced trading on the OTC Bulletin Board on October 6, 2010. As of March 31, 2011, there were approximately 200 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

Presented below is the high and low trade information for Madison’s common stock for the periods presented. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Information has been obtained from the NASDAQ Stock Market, Inc. The Company has not declared or paid cash dividends.

	Price Range Per Share
Quarter Ended	Low	High
March 31, 2011	$10.40	$11.00
December 31, 2010	10.00	10.75
September 30, 2010	N/A	N/A
June 30, 2010	N/A	N/A

The Company did not repurchase any of its common stock during the fiscal year ended March 31, 2011.

The Company is subject to Maryland law, which generally permits a corporation to pay dividends on its common stock unless, after giving effect to the dividend, the corporation would be unable to pay its debts as they become due in the usual course of its business or the total assets of the corporation would be less than its total liabilities. Dividend payments by the Company depend primarily on dividends received by the Company from the Bank. The payment of cash dividends on capital stock by a savings institution is limited by OTS regulations. We may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with our reorganization. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized.

Item 6. Selected Financial Data

The summary consolidated financial information presented below is derived in part from our consolidated financial statements. The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes beginning on page 64. The information at March 31, 2011 and 2010 and for the years then ended is derived in part from the audited consolidated financial statements of Madison Bancorp, Inc. that appear elsewhere in this Annual Report on Form 10-K.

Selected Consolidated Financial Condition Data

	At March 31,
(Dollars in thousands)	2011	2010
Financial Condition Data:
Total assets	$153,991	$146,889
Cash and cash equivalents	8,183	13,355
Investment securities available-for-sale	52,625	33,481
Investment securities held-to-maturity	0	2,284
Loans receivable, net	86,178	90,336
Deposits	139,518	136,965
Total equity	13,639	9,063

Selected Operations Data

	For the Year Ended March 31,
(Dollars in thousands)	2011	2010
Operating Data:
Interest revenue	$6,101	$6,353
Interest expense	2,260	3,022
Net interest income	3,841	3,331
Provision for loan losses	235	242
Net interest income after provision for loan losses	3,607	3,089
Noninterest revenue (loss)	420	(4)
Noninterest expenses	4,084	3,940
Loss before income taxes	(57)	(855)
Net loss	(57)	(855)

	At or For the Year Ended March 31,
	2011	2010
Performance Ratios (1):
Return on average assets	(0.04)%	(0.59)%
Return on average equity	(0.50)	(9.17)
Interest rate spread (2)	2.52	2.24
Net interest margin (3)	2.65	2.39
Noninterest expenses to average assets	2.69	2.71
Average interest-earning assets to average interest-bearing liabilities	108.09	106.71
Average equity to average assets	7.56	6.41

	At or For the Year Ended March 31,
	2011	2010
Regulatory Capital Ratios:
Total risk-based capital (to risk-weighted assets)	16.68%	12.26%
Tier 1 capital (to risk-weighted assets)	15.93	11.53
Tier 1 capital (to adjusted total assets)	7.77	6.07

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.73	0.67
Allowance for loan losses as a percent of nonperforming loans	6,955.62	88.96
Net charge-offs to average outstanding loans during the period	0.23	0.02
Nonperforming loans as a percent of total loans	0.01	0.75
Nonperforming assets as a percent of total assets	0.34	0.49

Other Data:
Number of offices	5	5
Number of deposit accounts	6,245	6,687
Number of loans	989	1,122

(1)	With the exception of end of period ratios, all ratios are based on average daily balances during the periods.
(2)	Represents the difference between the average yield on average interest-earning assets and the average cost on average interest-bearing liabilities.
(3)	Represents net interest income as a percent of average interest-earning assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Strategy

Background. For many years, we have operated as a traditional savings and loan association, attracting deposits and investing those funds primarily in residential mortgage loans and investment securities. Several years ago, primarily due to our small size relative to our fixed costs and to market interest rate increases which increased our cost of funds faster than we were able to increase yields on our assets, we began to experience net operating losses. Recognizing our need to adapt to current and future changing market conditions, our Board of Directors initiated a search process to recruit an executive officer that could be an agent for change, and in January 2008 we hired Michael Gavin as our new Chief Executive Officer, and in April 2008 we hired Ronald Ballard to serve as our Executive Vice President-Commercial Lending.

Operating Strategy. With the addition of Mr. Gavin and Mr. Ballard, we developed a strategy to return to profitability and position Madison Square Federal Savings Bank for eventual growth. Our objective is to build on our historic strengths of customer loyalty, residential mortgage lending, low cost deposits, high asset quality, and gradually grow our balance sheet with assets and liabilities that allow us to increase our net interest margin while reducing our exposure to risk from interest rate fluctuations. Our operating strategy includes the following:

•	building on our strengths as a community-oriented financial institution;

•	growing our balance sheet by increasing commercial real estate and commercial business loans;

•	emphasizing lower cost core deposits to maintain low funding costs;

•	controlling noninterest expenses;

•	adding a new branch in our existing market area or a contiguous county within the next three years; and

•	expanding our market share within our primary market area.

Building on our strengths as a community-oriented financial institution

We have operated continuously as a community-oriented financial institution since we were established in 1870. We are committed to meeting the financial needs of the communities in which we operate, and we are dedicated to providing quality personal service to our customers. We provide a broad range of consumer and business financial services through our network of branches and will continually seek out ways to improve convenience, safety and service through our product offerings.

Over the years, we have developed a core of loyal customers, and our product mix concentrating on savings, checking and time deposits and residential real estate mortgage loans have allowed us to generate low cost deposits while maintaining strong asset quality. We intend to continue to retain these strengths while gradually growing our balance sheet with assets and liabilities that allow us to increase our net interest margin while reducing our exposure to risk from interest rate fluctuations.

Growing our balance sheet by increasing commercial real estate and commercial business loans

With the addition of Messrs. Gavin and Ballard, we revised our strategic plan. Our strategic plan calls for us to grow our balance sheet by emphasizing assets and liabilities that allow us to increase our net interest margin while reducing our exposure to risk from interest rate fluctuations.

With respect to our assets, our strategy has been, and continues to be, to increase the percentage of assets invested in commercial and commercial real estate loans, which tend to have higher yields than traditional single-family residential mortgage loans and which have shorter terms to maturity or adjustable interest rates. We intend to continue to emphasize residential lending, while also seeking to expand our commercial real estate and commercial business lending activities with a focus on serving small businesses and emphasizing relationship banking in our primary market area. See “Risk Factors — Risks Related to Our Business — Our increased focus on commercial real estate lending and commercial business lending may expose us to increased lending risks.” We intend to leverage the pre-existing banking relationships of Messrs. Gavin and Ballard to seek out new commercial real estate and commercial lending opportunities.

Commercial real estate and commercial business loans provide us with the opportunity to earn more income because they tend to have higher interest rates than residential mortgage loans. In addition, these loans are beneficial for interest rate risk management because they typically have shorter terms and adjustable interest rates. There are many commercial properties and businesses located in our market area, and with the additional capital raised in the offering we intend to pursue the larger lending relationships associated with these opportunities. To facilitate our growth, we have added expertise in our commercial loan department through the addition of Mr. Ballard. Our commercial real estate loans have increased from $10.6 million, or 11.8% of total loans, at March 31, 2009 to $12.2 million, or 14.0% of total loans, at March 31, 2011. In addition, commercial loans have increased from $3.1 million, or 3.4% of total loans, at March 31, 2009 to $5.0 million, or 5.7% of total loans, at March 31, 2011.

With respect to liabilities, our strategy is to emphasize transaction and money market accounts, as well as certificates of deposit of various terms. We value these types of deposits because they represent longer-term customer relationships and a lower cost of funding compared to longer-term certificates of deposit. We aggressively seek transaction and money market deposits through competitive products and pricing and targeted advertising. In addition, we offer business checking accounts for our commercial customers.

Emphasizing lower cost core deposits to maintain low funding costs

We seek to increase net interest income by controlling costs of funding rather than maximizing asset yields because originating loans with high yields often involves greater credit risk. As a traditional thrift institution, a greater percentage of our deposit accounts have been higher balance, higher costing certificates of deposits. Over the past several years, we have sought to reduce our dependence on traditional high cost deposits in favor of stable low cost demand deposits. We have utilized additional product offerings, technology and a focus on customer service in working toward this goal. We had no brokered deposits during the years ended March 31, 2011 and 2010.

Controlling noninterest expenses

Because of the competitive environment in which we operate and the resultant pressures on our interest rate margin, it is important that we work to control noninterest expenses. Noninterest expenses increased by $144,000, or 3.7%, from $3.9 million for the year ended March 31, 2010 to $4.1 million for the year ended March 31, 2011. There was an increase in salaries and employee benefits of $40,000, or 2.1%, an increase in occupancy and equipment expense of $46,000, or 4.3%, and an increase in professional services of $35,000, or 28.2% mostly related to increased audit and legal expense since becoming a public company for the year ended March 31, 2011 compared to the year ended March 31, 2010.

Adding a new branch in our existing market area or a contiguous county within the next three years

We intend to add a new branch in our existing market area or a contiguous county within the next three years, although we have no current plans or commitments regarding a specific additional branch office.

Expanding our market share within our primary market area

We intend to expand our market share in our primary market area through enhancing the efforts of our staff in marketing additional products and services to our customers. We believe that we have a solid infrastructure in place that will allow us to grow assets and liabilities without adding materially to our noninterest expenses.

Overview

Revenue. Our primary source of pre-tax revenue is net interest income. Net interest income is the difference between interest revenue, which is the income that we earn on our loans and investment securities, and interest expense, which is the interest that we pay on our deposits. Other significant sources of pre-tax revenue are service charges (mostly from service charges on deposit accounts). We also recognize income from the sale of securities.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for possible losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Expenses. The noninterest expenses we incur in operating our business consists of salaries and employee benefits expenses, occupancy and equipment expenses, federal deposit insurance premiums and Office of Thrift Supervision assessments, data processing expenses, professional services, stationery and postage expenses and other miscellaneous expenses. Our non-interest expenses are likely to increase as a result of expenses of shareholder communications and meetings and expenses related to additional accounting, reporting and legal services related to being a public company.

Salaries and employee benefits expenses consist primarily of salaries, wages and bonuses paid to our employees, payroll taxes and expenses for health insurance, retirement plans and other employee benefits. Following the offering, Madison adopted an Employee Stock Ownership Plan which had a first year expense of $29,000. We anticipate adopting additional benefit plans one year after the offering date. We cannot determine the actual amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future.

Occupancy and equipment expense, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, rental expenses, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities. Depreciation of premises and equipment is computed using a combination of accelerated and straight-line methods based on the useful lives of the related assets, which range from three to 40 years.

Professional services include the fees that we pay to our outside accountants, legal expenses and other consultants.

Federal deposit insurance premiums are payments we make to the Federal Deposit Insurance Corporation for insurance of our deposit accounts. Office of Thrift Supervision assessments are semi-annual assessments we pay to our primary regulator.

Data processing expenses are the fees we pay to third parties for processing customer information, deposits and loans.

Other expenses include expenses for insurance, and other miscellaneous operating expenses.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The following represent our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance monthly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See note 6 of the notes to the audited consolidated financial statements included in this Annual Report on Form 10-K.

Fair Value of Investments. Securities are characterized as available for sale or held to maturity based on management’s ability and intent regarding such investment at acquisition. On an ongoing basis, management must estimate the fair value of its investment securities based on information and assumptions it deems reliable and reasonable, which may be quoted market prices or if quoted market prices are not available, fair values extrapolated from the quoted prices of similar instruments. Based on this information, an assessment must be made as to whether any decline in the fair value of an investment security should be considered an other-than-temporary impairment and recorded in non-interest revenue as a loss on investments. The determination of such impairment is subject to a variety of factors, including management’s judgment and experience. See note 4 of the notes to the audited consolidated financial statements.

Balance Sheet Analysis

Assets. Total assets increased from $146.9 million at March 31, 2010 to $154.0 million at March 31, 2011. The increase was primarily due to an increase in investment securities available-for-sale, which were partially offset by decreases in cash and cash equivalents, loans receivable, and investment securities held-to-maturity which were transferred to investments available-for-sale at the end of the third quarter of fiscal 2011.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $5.1 million, or 38.7%, from $13.4 million at March 31, 2010 to $8.2 million at March 31, 2011, as excess liquidity was invested in investment securities.

	March 31,
	2011	2010
Cash and due from banks	$882,209	$734,146
Federal funds sold	172,818	1,019
FHLB overnight deposits	1,107,552	1,197,832
Federal Reserve Bank balances	6,020,577	11,421,978

Total	$8,183,156	$13,354,975

Loans. Our primary lending activity is the origination of loans secured by real estate. Our loans secured by real estate consist primarily of residential mortgage loans and, to a lesser extent, commercial real estate loans. We also originate land loans, lines of credit, and residential construction loans. Our non-real estate loans consist of consumer loans and commercial loans.

Net loans receivable decreased by $4.1 million, or 4.6%, from $90.3 million at March 31, 2010 to $86.2 million at March 31, 2011, primarily as a result of the net effect of a $5.3 million decrease in residential mortgage loans, a $374,000 decrease in consumer loans, a $220,000 decrease in residential construction loans, and a $70,000 decrease in multifamily loans offset by a $717,000 increase in land loans, a $557,000 increase in commercial real estate loans, a $349,000 increase in home equity lines of credit and a $207,000 increase in commercial loans. The decrease in residential mortgage loans was primarily a result of borrowers’ refinancing loans elsewhere and normal principal reductions.

The largest portion of the loan portfolio consists of residential mortgage loans, which are loans secured by single-family properties. Most of our residential mortgage loans are owner occupied, but this category also includes loans secured by single-family investment properties. Residential mortgage loans totaled $57.6 million, or 66.4%, and $62.9 million, or 69.2%, of the total loan portfolio, at March 31, 2011 and 2010, respectively. The decrease in residential mortgage loans was primarily a result of borrowers refinancing of loans elsewhere and normal principal reductions.

Commercial real estate loans increased by $557,000, or 4.8%, from $11.6 million at March 31, 2010 to $12.2 million at March 31, 2011. The increase in commercial real estate loans reflected our successful marketing efforts as, with the addition of our new Executive Vice President – Commercial Lending in 2008, we have sought to gradually increase our balances of commercial real estate loans in accordance with our strategic plan. At March 31, 2011, commercial real estate loans represented 14.0% of the total loan portfolio. We offer a variety of commercial real estate loans to owner occupants and investors. Our commercial real estate lending is varied and includes loans secured by office buildings, small retail buildings, warehouses and flex space.

Land loans increased by $717,000, or 14.8%, from $4.8 million at March 31, 2010 to $5.6 million at March 31, 2011. The increase in land loans was primarily due to the origination of four loans secured by a total of 145 residential building lots and four commercial building lots. At March 31, 2011, land loans represented 6.4% of the total loan portfolio.

Home equity lines of credit, which we just began marketing during the year ended March 31, 2010, totaled $1.8 million, and represented 2.0% of total loans, at March 31, 2011, compared to $1.4 million, or 1.6% of total loans, at March 31, 2010. The $349,000, or 24.8%, increase in home equity lines of credit at March 31, 2011 as compared to March 31, 2010 resulted from our decision to begin offering a more competitive home equity line of credit product during the year ended March 31, 2010.

Residential construction loans totaled $2.2 million, and represented 2.5% of total loans, at March 31, 2011, compared to $2.4 million, or 2.6% of total loans, at March 31, 2010. The $220,000, or 9.2%, decrease in residential construction loans at March 31, 2011 as compared to March 31, 2010 was due to decreases in lines of credit to local builders and construction loans to homeowners. These loans to builders are primarily for pre-sold homes, although we occasionally may originate a limited number of loans secured by spec units.

Our non-real estate secured loans consist of consumer loans and commercial loans. While we offer a variety of consumer loans, we do not emphasize this type of lending and generally make consumer loans as an accommodation to our existing customers. Consumer loans decreased by $374,000, or 31.1%, from $1.2 million at March 31, 2010 to $829,000 at March 31, 2011. The decrease was due to the general run off of the consumer portfolio, as we do not emphasize this type of lending.

Our commercial loans generally are secured by equipment and receivables, although in rare cases may be unsecured, and include operating lines of credit. Commercial loans totaled $5.0 million, representing 5.7% of total loans, at March 31, 2011, compared to $4.8 million, or 5.2% of total loans, at March 31, 2010.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At March 31,
	2011		2010
	Amount	Percent	Amount	Percent
Loans secured by mortgages:
Residential:
1-4 family	$57,608,257	66.42%	$62,875,699	69.23%
Multifamily	1,667,385	1.92	1,736,944	1.91
Commercial	12,154,376	14.02	11,597,811	12.77
Land	5,566,059	6.42	4,849,495	5.34
Lines of credit	1,756,463	2.03	1,407,436	1.55
Residential construction	2,175,906	2.51	2,395,528	2.64

	80,928,446	93.32	84,862,913	93.44
Consumer	828,925	0.96	1,203,106	1.32
Commercial	4,962,980	5.72	4,755,553	5.24

Total loans	86,720,351	100.00%	90,821,572	100.00%
Net deferred costs	93,682		119,903
Allowance for loan losses	(635,535)		(605,000)

Loans receivable, net	$86,178,498		$90,336,475

Loan Maturity

The following table sets forth certain information at March 31, 2011 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

At March 31, 2011	1-4 Single Family Residential	Multi-family Residential	Commercial Mortgages	Land	Home Equity Lines of Credit
Amounts due in:
One year or less	$112,385	$0	$1,600,000	$3,689,969	$348,542
More than one to two years	336,830	0	117,838	650,460	83,302
More than two to three years	299,888	0	0	496,969	23,849
More than three to five years	1,149,158	0	481,753	681,969	71,931
More than five to ten years	16,401,442	0	1,486,744	46,692	1,228,839
More than ten to fifteen years	7,043,172	1,182,386	1,690,378	0	0
More than fifteen years	32,265,382	484,999	6,777,663	0	0

Total	$57,608,257	$1,667,385	$12,154,376	$5,566,059	$1,756,463

Continued	Residential Construction	Commercial not secured by Real Estate	Consumer not secured by Real Estate	Total
Amounts due in:
One year or less	$1,775,906	$3,596,382	$116,101	$11,239,285
More than one to two years	0	660,917	158,436	2,007,783
More than two to three years	0	165,241	227,119	1,213,066
More than three to five years	0	168,609	327,269	2,880,689
More than five to ten years	0	371,831	0	19,535,548
More than ten to fifteen years	0	0	0	9,915,936
More than fifteen years	400,000	0	0	39,928,044

Total	$2,175,906	$4,962,980	$828,925	$86,720,351

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at March 31, 2011 that are due after March 31, 2012, and that have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

At March 31, 2011	Floating or Adjustable Rates	Fixed Rates	Total
Amounts due in:
More than one to two years	$1,030,599	$977,184	$2,007,783
More than two to three years	520,817	692,249	1,213,066
More than three to five years	414,946	2,465,743	2,880,689
More than five to ten years	1,228,838	18,306,710	19,535,548
More than ten to fifteen years	1,583,033	8,332,903	9,915,936
More than fifteen years	10,777,604	29,150,440	39,928,044

Total	$15,555,837	$59,925,229	$75,481,066

Most of our adjustable rate loans contain floor rates. Some adjustable rate loan products contain floor rates equal to the initial interest rate on the loan. When market interest rates fall below the floor rate, as has occurred in recent periods, loan rates do not adjust further downward.

Loan Activity

The following table shows loans originated, purchased and sold during the periods indicated.

	Year Ended March 31,
	2011	2010
Total loans at beginning of period	$90,821,572	$89,638,794
Loans originated:
Loans secured by mortgages:
Residential:
1-4 family	3,957,651	7,935,606
Multifamily	0	0
Commercial	837,847	4,855,103
Land	1,949,310	1,465,625
Line of credit	967,647	1,042,991
Residential construction	2,214,255	0

	9,926,710	15,299,325
Consumer	290,870	370,633
Commercial	1,519,135	5,013,455

Total loans originated	11,736,715	20,683,413
Loans purchased	149,062	1,439,541
Deduct:
Loan principal repayments	(14,425,103)	(18,219,380)
Loan sales	(1,356,270)	(2,704,222)
Loan charge-offs, net	(205,625)	(16,574)

Net loan activity	(4,101,221)	1,182,778

Total loans at end of period	$86,720,351	$90,821,572

Loan originations come from a number of sources. The primary sources of loan originations are contacts with our loan officers, existing customers, walk-in traffic, referrals from customers, and to a lesser extent, advertising.

Loan sales consist primarily of the sale of participation interest in certain commercial and construction loans that are in excess of our regulatory loans-to-one-borrower limit. In those instances where we originate loans in amounts that exceed our loans-to-one borrower limit, we sell participation interests in such loans to other local banks. During the year ended March 31, 2011, the amount of loans sold decreased by $1.3 million, or 50.0%, primarily as the result of the origination of fewer loans in excess of our regulatory loans-to-one-borrower limit.

Occasionally, on a very selective basis, we have purchased participation interests in commercial real estate loans to supplement our loan portfolio. We purchase loan participations solely from a very limited number of other local banks we know well, and the loans must be secured by properties located in our market area. We underwrite participation interests using the same underwriting standards for loans that we originate for our portfolio. At March 31, 2011, our purchased participation interests totaled $4.5 million. We do not purchase whole loans.

One loan participation we own is a pool of loans made in low to moderate income areas of Baltimore City. Our portion of these loans was approximately $1.3 million at March 31, 2011. The majority of the remaining purchases relate to four loans, one to a church, one for a strip shopping center, one for two flex-use buildings, and one commercial land loan, all in our market area.

Securities. At March 31, 2011, we had $52.6 million of securities available-for-sale, consisting of U.S. government securities, certificates of deposit insured by the Federal Deposit Insurance Corporation, mortgage-backed securities issued by Freddie Mac or Fannie Mae or guaranteed by Ginnie Mae as well as nonagency mortgage-backed securities, sometimes referred to as “private label” mortgage-backed securities. Our securities portfolio is used to invest excess funds for increased yield and manage interest rate risk.

Our available-for-sale securities increased by $19.1 million, or 57.2%, from $33.5 million at March 31, 2010 to $52.6 million at March 31, 2011. The increase in available-for-sale securities is the result of purchases of $44.5 million of U.S. Agency mortgage-backed securities and collateralized mortgage obligations and brokered certificates of deposit which were partially funded by the proceeds from the mutual to stock conversion, and the redeployment of available cash and cash equivalents. We also transferred the remaining securities in the held-to-maturity portfolio to the available-for-sale portfolio. The increase in available-for-sale securities were partially offset by $18.8 million of securities being called, having matured, or repayments and $7.3 million of sales of selected securities. Before the transfer to the available-for-sale portfolio, our held-to-maturity securities decreased by $1.1 million, or 46.7%, to $1.2 million at December 31, 2010, the transfer date, from $2.3 million at March 31, 2010. The decrease in the held-to-maturity securities reflects repayments on mortgage-backed securities of $394,000 and the sales of certain securities of $688,000. Proceeds from the sale of available-for-sale securities and held-to-maturity securities were $7.3 million and $688,000 during the year ended March 31, 2011, resulting in gross gains of $237,000 and gross losses of $84,000, respectively. At March 31, 2011, we also held a $243,000 investment in the common stock of the Federal Home Loan Bank of Atlanta. A portion of this investment is required in order to collateralize borrowings from the Federal Home Loan Bank of Atlanta. We hold no stock in Fannie Mae or Freddie Mac and have not held stock in these entities throughout the periods presented.

During the period of April 1st through June 16, 2011, the Company took advantage of market conditions and divested all of the non-agency collateralized mortgage obligations as well as other available-for-sale agency mortgage-backed securities and collateralized mortgage obligations. We sold securities with a fair market value of $8.1 million and recognized gains of $163,000 and losses of $157,000.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.

	March 31, 2011		March 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment securities available-for-sale:
U.S. government agencies	$10,233,047	$10,155,307	$6,105,334	$6,115,666
Brokered certificates of deposit	4,785,434	4,776,597	2,670,966	2,664,541
Mortgage-backed securities (Agency)	33,117,844	33,016,462	24,404,801	24,700,462
Collateralized mortgage obligations (Agency)	4,475,445	4,486,526	0	0
Collateralized mortgage obligations (Non-agency)	263,109	190,077	0	0

Total	$52,874,879	$52,624,969	$33,181,101	$33,480,669

Investment securities held-to-maturity:
Mortgage-backed securities (Agency)			$375,965	$373,217
Collateralized mortgage obligations (Agency)			801,928	832,447
Collateralized mortgage obligations (Non-agency)			1,105,814	1,017,625

Total			$2,283,707	$2,223,289

The following table sets forth the stated maturities and weighted average yields of investment securities at March 31, 2011. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	March 31, 2011
(Dollars in thousands)	One Year or Less	After 1 to 5 Years	After 5 to 10 Years	After 10 Years	Total
Investment securities available-for-sale:
U.S. Government agencies
Estimated Fair value	$0	$3,622	$2,053	$4,480	$10,155
Amortized cost	0	3,650	2,056	4,527	10,233
Yield	0%	0.87%	2.20%	1.24%	1.30%
Brokered certificates of deposit
Estimated Fair value	$1,922	$2,855	$0	$0	$4,777
Amortized cost	1,919	2,866	0	0	4,785
Yield	1.00%	1.10%	0%	0%	1.06%
Mortgage-backed securities – agency
Estimated Fair value	$338	$791	$4,441	$27,446	$33,016
Amortized cost	333	777	4,358	27,650	33,118
Yield	4.10%	3.03%	3.18%	2.84%	2.90%
Collateralized mortgage-backed obligations (Agency)
Estimated Fair value	$0	$14	$765	$3,708	$4,487
Amortized cost	0	14	766	3,696	4,476
Yield	0%	4.50%	1.09%	0.96%	0.99%
Collateralized mortgage-backed obligations (Nonagency)
Estimated Fair value	$1	$0	$0	$189	$190
Amortized cost	3	0	0	260	263
Yield	0.54%	0%	0%	2.36%	2.36%
Total Investment Securities:
Estimated Fair value	$2,261	$7,282	$7,259	$35,823	$52,625
Amortized cost	2,255	7,307	7,180	36,133	52,875
Yield	1.46%	1.20%	2.67%	2.44%	2.26%

At March 31, 2011, we did not have any security (other than U.S. government agency securities) that exceeds 10% of our total equity at that date.

Ground Rent. Ground rents represent the value of long-term leases with respect to land we own underlying residential properties. Our balance in ground rents decreased by $23,000 from $477,000 at March 31, 2010 to $454,000 at March 31, 2011, as we intend to let our portfolio of ground leases run off over time as the homeowners redeem leases. The majority of the decrease was from charging off uncollectible ground rents.

Deposits. We accept deposits primarily from individuals and businesses who are located in our primary market area. We rely on competitive pricing, customer service, account features and the location of our branch offices to attract and retain deposits. Deposits serve as the primary source of funds for our lending and investment activities. Interest-bearing deposit accounts offered include savings accounts, individual NOW accounts, money market accounts and certificates of deposit. Non-interest-bearing accounts consist of free checking and commercial checking accounts. Total deposits increased by $2.6 million to $139.5 million at March 31, 2011 from $137.0 million at March 31, 2010. Balances of noninterest-bearing deposits remained unchanged at $5.3 million at March 31, 2011 and 2010. Interest-bearing deposits increased by $2.6 million to $134.3 million at March 31, 2011 compared to $131.7 million at March 31, 2010. The majority of the increase was in certificates of deposits which increased by $2.2 million from $101.1 at March 31, 2010 to $103.3 at March 31, 2011.

The following table sets forth average balances and average rates of our deposit products for the periods ended March 31, 2011 and 2010.

	March 31,
	2011			2010
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing:
Demand	$5,969,868	4.27%	0.00%	$5,010,505	3.70%	0.00%
Interest-bearing:
NOW	2,791,213	2.00	0.11	2,637,691	1.95	0.22
Money Market	5,884,898	4.21	0.66	5,752,307	4.25	0.81
Savings	22,178,913	15.87	0.26	21,757,041	16.08	0.45
Time	102,955,301	73.65	2.10	100,133,785	74.02	2.87

	$139,780,193	100.00	1.69	$135,291,329	100.00	2.32

Time deposits of $100,000 or more included in time above, were $43.9 million and $36.6 million at March 31, 2011 and 2010, respectively.

During the year ended March 31, 2011, average balances in non-interest-bearing deposits increase $959,000 or 19.15%. Interest-bearing deposits increased by $ 3.5 million, or 2.71%, from $130.3 million at March 31, 2010 to $133.8 million at March 31, 2011, as we experienced deposit inflows from customers seeking the security of FDIC-insured deposits in a time of turmoil in the financial markets and from our newest branch office in Bel Air, Maryland opened in August 2008.

The following table indicates the amount of certificates of deposit with balances of $100,000 or greater by time remaining until maturity as of March 31, 2011, none of which are brokered deposits.

Maturity Period	Amount
Three months or less	$2,818,060
Over three through six months	4,837,244
Over six through twelve months	13,779,624
Over twelve months	22,497,534

Total	$43,932,462

The following table sets forth time deposits classified by rates at the dates indicated.

	March 31
	2011	2010
Less than 1%	$12,833,523	$2,163,716
1.00% to 1.99%	37,184,601	38,452,331
2.00 % to 2.99%	45,363,102	35,997,292
3.00% to 3.99%	3,469,505	10,827,069
4.00% to 4.99%	4,478,346	13,349,819
5.00% to 5.99%	0	306,884

	$103,329,077	$101,097,111

The following table sets forth the amount and maturities of time deposits at March 31, 2011.

	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years to Four Years	Over Four Years to Five Years	Total Time Deposits	Percentage of Total Time Deposits
Less than 1%	$12,318,543	$514,980	$0	$0	$0	$12,833,523	12.42%
1.00% to 1.99%	22,444,900	8,636,637	5,236,248	63,988	802,828	37,184,601	35.99
2.00 % to 2.99%	17,953,564	18,541,348	3,271,438	3,417,355	2,179,397	45,363,102	43.90
3.00% to 3.99%	624,127	392,134	2,453,244	0	0	3,469,505	3.36
4.00% to 4.99%	833,424	892,211	2,752,711	0	0	4,478,346	4.33

	$54,174,558	$28,977,310	$13,713,641	$3,481,343	$2,982,225	$103,329,077	100.00

The following table sets forth deposit activity for the periods indicated.

	Year Ended March 31,
	2011	2010
Beginning balance	$136,965,267	$129,581,391
Increase (decrease) before interest credited	293,020	4,523,683
Interest credited	2,260,069	2,860,193

Net increase (decrease) in deposits	2,553,089	7,383,876

Ending balance	$139,518,356	$136,965,267

Borrowings. We are permitted to use borrowings from the Federal Home Loan Bank of Atlanta and repurchase agreements to supplement our supply of funds for loans and investments and for interest rate risk management. The Bank also has a line of credit available from a large financial institution. We had no borrowings at March 31, 2011 or 2010.

Equity. Equity increased by $4.6 million, or 50.5%, to $13.6 million at March 31, 2011 as the result of the successful completion of our mutual to stock conversion and concurrent stock offering in which we raised net proceeds of $5.3 million. This was offset, in part, by a net loss of $57,000 for the year ended March 31, 2011 and a decrease in accumulated other comprehensive income (net of income taxes) in the amount of $311,000 for the year ended March 31, 2011.

Results of Operations for the Years Ended March 31, 2011 and 2010

Overview. Our net loss was $57,000 for the year ended March 31, 2011, compared to a net loss of $855,000 for the year ended March 31, 2010. The results for 2011 included improvements in many categories including an increase in net interest income and gains on sales of available-for-sale securities.

Net Interest Income. Net interest income increased to $3.8 million for the year ended March 31, 2011 as compared to $3.3 million for the year ended March 31, 2010, due to a decrease in the cost of funds for deposits, partially offset by a decrease in balances and yield on earning assets. Our interest rate spread was 2.52% for the year ended March 31, 2011 compared to 2.24% for the year ended March 31, 2010 and our net interest margin increased to 2.65% for the year ended March 31, 2011 from 2.39% for the year ended March 31, 2010.

Interest on loans decreased by $53,000 to $5.0 million for the year ended March 31, 2011 from $5.1 million for the year ended March 31, 2010 due to a $5.3 million decrease in residential mortgage loans as a result of customers refinancing of loans elsewhere and normal principal reductions. The average balance of loans decreased by $820,000 to $88.7 million for the year ended March 31, 2011 from $89.6 million for the year ended March 31, 2010 as a result of a decrease in residential mortgage loans offset by an increase in other lending categories. The average yield on loans decreased to 5.64% for the year ended March 31, 2011 from 5.65% for the year ended March 31, 2010 due to a change in loan mix.

Interest on securities available-for-sale increased by $43,000 for the year ended March 31, 2011 as compared to the year ended March 31, 2010, caused by a $10.1 million increase in the average balance of investment securities available-for-sale offset by a 74 basis point decrease in the average yield. On December 31, 2010 the entire held-to-maturity investment portfolio of $1.2 million was transferred to available-for-sale. Before the transfer to available-for-sale, the interest on securities held-to-maturity was $63,000 for the nine months ended December 31, 2010 as compared to $307,000 for the full year ended March 31, 2010, due to a $1.0 million decrease in the average balance.

Interest on interest-bearing due from banks was $49,000 for the year ended March 31, 2011 as compared to $46,000 for the year ended March 31, 2010, as a result of an increase in the average yield from 0.25% for the year ended March 31, 2010 to 0.31% for the year ended March 31, 2011 offset by a $2.6 million decrease in average balances.

Interest on total deposits decreased to $2.3 million for the year ended March 31, 2011 from $3.0 million for the year ended March 31, 2010, due to a 63 basis point decrease in the average cost of interest-bearing deposits offset by a $3.5 million increase in the average balance of interest-bearing deposits. Interest on certificates of deposits decreased $711,000 to $2.2 million for the year ended March 31, 2011 as a result of the decrease in average cost of deposits offset by an increase in average balances of $2.8 million. Interest on savings deposits decreased $40,000 to $57,000 for the year ended March 31, 2011 as a result of the decrease in average cost of deposits offset by an increase in average balances of $422,000. Interest on NOW and money market deposit accounts decreased by $12,000 to $41,000 for the year ended March 31, 2011 due to a decrease in the average cost of the deposits offset by an increase in average balances of $286,000.

Average Balance and Yields. The following table for the years ended March 31, 2011 and 2010 presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Amortization of net deferred loan fees is included in interest income on loans and is insignificant. Nonaccruing loans have been included in the table as loans carrying a zero yield. No tax-equivalent adjustments were made.

	Year Ended March 31
	2011			2010
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets:
Interest-bearing balances due from banks	$15,731,511	$49,370	0.31%	$18,323,074	$45,772	0.25%
Investment securities available-for-sale	38,138,437	952,424	2.50%	28,068,070	909,739	3.24%
Investment securities held-to-maturity	1,802,920	63,334	3.51%	2,813,390	306,696	10.90%
Loans receivable, net	88,740,042	5,006,025	5.64%	89,560,501	5,058,579	5.65%
Other interest-earning assets	713,954	29,720	4.16%	728,741	31,975	4.39%

Total interest-earning assets	145,126,864	6,100,873	4.20%	139,493,776	6,352,761	4.55%
Noninterest-earning assets	6,926,219			6,066,168

Total assets	$152,053,083			$145,559,944

Liabilities and shareholders’ equity:
Time deposits	$102,955,301	2,161,861	2.10%	$100,133,785	2,872,860	2.87%
Savings	22,178,913	57,077	0.26%	21,757,041	97,039	0.45%
NOW and money market accounts	8,676,111	40,623	0.47%	8,389,998	52,127	0.62%

Total interest-bearing deposits	133,810,325	2,259,561	1.69%	130,280,824	3,022,026	2.32%
Other interest-bearing liabilities	454,031	43	0.01%	436,815	89	0.02%

Total interest-bearing liabilities	134,264,356	2,259,604	1.68%	130,717,639	3,022,115	2.31%

Noninterest-bearing deposits	5,969,868			5,010,505
Other noninterest-bearing liabilities	325,213			504,880

Total liabilities	140,559,437			136,233,024
Total shareholders’ equity	11,493,646			9,326,920

Total liabilities and shareholders’ equity	$152,053,083			$145,559,944

Net interest income		$3,841,269			$3,330,646

Interest rate spread			2.52%			2.24%

Net interest margin			2.65%			2.39%

Average interest-earning assets to average interest-bearing liabilities			108.09%			106.71%

•	Average loan balances include nonaccrual loans.
•	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (1) changes in volume, which is the change in volume multiplied by the prior year rate, and (2) changes in rate, which is the change in rate multiplied by the prior year volume. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended March 31, 2011 vs. 2010			Years Ended March 31, 2010 vs. 2009
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Interest-bearing balances due from banks	$(4)	$8	$4	$3,434	$(3,502)	$(68)
Investment securities available-for-sale	118	(76)	42	81	(176)	(95)
Investment securities held-to-maturity	(84)	(159)	(243)	152	103	255
Loans receivable, net	(46)	(6)	(52)	338	(21)	317
Other interest-earning assets	(1)	(2)	(3)	1	(5)	(4)

Total interest-earning assets	(17)	(235)	(252)	4,006	(3,601)	405

Interest-bearing liabilities:
Time deposits	83	(795)	(712)	868	(1,266)	(398)
Savings deposits	2	(42)	(40)	3	(123)	(120)
Now and Money market accounts	2	(13)	(11)	23	(66)	(43)

Total interest-bearing deposits	87	(850)	(763)	894	(1,455)	(561)
Other interest-bearing liabilities	0	0	0	0	0	0

Total interest-bearing liabilities	87	(850)	(763)	894	(1,455)	(561)

Change in net interest income	$(104)	$615	$511	$3,112	$(2,146)	$966

Provision for Loan Losses. We maintain an allowance at a level necessary to absorb management’s best estimate of probable loan losses in the portfolio. Management considers, among other factors, historical loss experience, type and amount of loans, borrower concentrations and current conditions of the economy. In addition, the allowance considers the level of loans which management monitors as a result of inconsistent repayment patterns. Management has identified commercial real estate loans as an area for expected increased lending. Such loans carry a higher degree of credit risk than our historical single-family lending.

Our provision for loan losses decreased from $242,000 for the year ended March 31, 2010 to $235,000 for the year ended March 31, 2011. At March 31, 2011, the allowance for loan losses was $636,000, or 0.73% of the total end of period loan portfolio, compared to $605,000, or 0.67% of the total end of period loan portfolio, at March 31, 2010. Nonaccrual loans amounted to $9,000, of 1-4 family residential mortgages at March 31, 2011 and $680,000 of primarily residential construction at March 31, 2010.

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

Net loan charge-offs amounted to $204,000 during the year ended March 31, 2011, compared to $17,000 during the year ended March 31, 2010. The 2011 charge-offs were comprised of $32,000 of single family residential mortgages and $174,000 for a 14 unit apartment building transferred to OREO during the second quarter.

Although management utilizes its best judgment in providing for losses, there can be no assurance that they will not have to change its allowance for loan losses in subsequent periods. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

An analysis of the changes in the allowance for loan losses, non-performing loans and classified loans is presented under “—Risk Management—Analysis of Nonperforming and Classified Assets” and “—Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Revenue. Noninterest revenue increased for the year ended March 31, 2011 to $420,000 as compared to $(4,000) for the year ended March 31, 2010. The increase during the 2011 period was primarily due to the gain on sale of certain non-agency and available-for-sale securities of $153,000 and increased fee income from the sale of non-deposit products. In addition, the results for the year ended March 31, 2010 included an other-than- temporary-impairment charge of $283,000.

Noninterest Expenses. Noninterest expense increased by $144,000 or 3.7% from $3.9 million for the year ended March 31, 2010 to $4.1 million for the year ended March 31, 2011, primarily due to increases in salaries and employee benefits, occupancy and equipment expenses, and professional services expenses, which were partially offset by decreases in data processing expenses, and stationary and postage.

Income Tax Expense. For the years ended March 31, 2011, and 2010 we incurred no income tax expense. At March 31, 2011, we had a net operating loss carry-forward totaling approximately $990,000, which expires in 2030 and 2031. We also had a capital loss carry-forward of approximately $566,000, which expires in 2014. We have established a valuation allowance to reflect uncertainty as to our ability to realize our deferred tax asset. See Note 13 of notes to consolidated financial statements.

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis. Other risks that we face are operational risk, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. We do not offer, and have not offered, sub-prime or no-documentation mortgage loans or Alt-A mortgage loans.

When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. When the loan becomes 15 day past due, a late notice is sent to the borrower. When the loan becomes 30 days past due, a more formal letter is sent. Between 15 and 30 days past due, telephone calls are also made to the borrower. After 30 days, we regard the borrower in default. At 60 days delinquent, the borrower may be sent a letter from our attorney and we may commence collection proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. Generally, when a consumer loan becomes 60 days past due, we institute collection proceedings and attempt to repossess any personal property that secures the loan. Management informs the board of directors monthly of the amount of loans delinquent more than 30 days, all loans in foreclosure and repossessed property that we own.

Analysis of Nonperforming and Classified Assets. We consider repossessed assets and loans that are 90 days or more past due to be non-performing assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent, at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against interest revenue. Typically, payments received on a nonaccrual loan are first applied to the outstanding principal balance. In addition, we consider certain non-agency mortgage-backed securities as nonperforming due to ratings downgrades and cash flow concerns.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid balance of the loan, or estimated fair market value at the date of foreclosure. Any holding costs and declines in estimated fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our non-performing assets at the dates indicated.

	At March 31,
	2011	2010
Non-accrual loans:
Loans secured by mortgages:
Residential:
1-4 family	$9,137	$72,297
Multifamily	0	0
Commercial	0	0
Land	0	0
Lines of credit	0	0
Residential construction	0	607,815

	9,137	680,112
Consumer	0	0
Commercial	0	0

Total	9,137	680,112
Accruing loans past due 90 days or more:
Loans secured by mortgages:
Residential:
1-4 family	0	0
Multifamily	0	0
Commercial	0	0
Land	0	0
Lines of credit	0	0
Residential construction	0	0
Subtotal	0	0

Consumer	0	0
Commercial	0	0

Total	0	0

Total of nonaccrual and 90 days or more past due loans	9,137	680,112
Other real estate owned	434,000	0
Other nonperforming assets	84,832	40,574

Total nonperforming assets	527,969	720,686
Troubled debt restructurings	0	0

Troubled debt restructurings and total nonperforming assets	$527,969	$720,686

Total nonperforming loans to total loans	0.01%	0.75%

Total nonperforming loans to total assets	0.01%	0.46%

Total nonperforming assets and troubled debt restructurings to total assets	0.34%	0.49%

At March 31, 2011, nonaccrual loans consisted of two residential mortgage loans that are part of a participation pool of loans in low to moderate income areas of Baltimore City. The original balance on the loans was $16,000 and after $7,000 of charge-offs, the current balance is $9,000 which we expect to recover from the lead bank.

At March 31, 2010, nonaccrual loans consisted of a participation interest of $608,000 in a total loan of approximately $2.7 million for the rehab and sale of an historic building consisting of 14 for sale units in Baltimore City. The loan was originated in August 2007, and our initial exposure on the loan was $707,000. The loan was secured by the property and a cash deposit in the amount of $379,000 of which our portion was $99,000, that was held by the lead bank which was subsequently applied to principal. Other security for the loan included the guarantee of the corporate borrower and the personal guarantees of the three principals.

In the quarter ending September 30, 2010, we charged-off $174,000 of this loan and transferred its net realizable value of $434,000 to Other Real Estate Owned. For further information on our methodology for establishing specific valuation allowances, see “—Analysis and Determination of the Allowance for Loan Losses — Specific Valuation Allowance.”

Also included in non-accrual loans at March 31, 2010 were three residential mortgage loans totaling $72,000.

We occasionally modify loans to extend the term to help borrowers stay current on their loan and to avoid foreclosure. At March 31, 2011, we had four 1-4 single family mortgage loans totaling approximately $895,000 that we had modified the terms either by extending the term or increasing the payments to allow the customer to become current. We did not forgive any principal or interest, or modify the interest rates on the loans. All of these four modified loans were current at March 31, 2011. At March 31, 2011 and 2010, we did not have any modified loans that were considered troubled debt restructurings.

At March 31, 2011, we had $434,000 of other real estate owned; we had no real estate owned at March 31, 2010. The other nonperforming assets at March 31, 2011 and 2010 were ground rents and certain non-agency mortgage-backed securities.

Interest income that would have been recorded as of the year ended March 31, 2011 and 2010 had non-accrual loans been current according to their original terms, amounted to approximately $1,000 and $23,000, respectively. Interest income of $13,000 related to non-accrual loans was included in interest income for the year ended March 31, 2010.

Classified Assets. Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of Thrift Supervision has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets; substandard, doubtful and loss. “Substandard assets” must have one or more defined weakness and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving close attention. When we classify an asset as substandard or doubtful we may establish a specific allowance for loan losses. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

The following table shows the aggregate amounts of our classified and criticized assets at the dates indicated.

	At March 31,
	2011	2010
Special mention assets	$3,515,028	$1,470,465
Substandard assets	847,638	720,686
Doubtful assets	0	13,157
Loss assets	0	0

Total classified and criticized assets	$4,362,666	$2,204,308

Classified and criticized assets include loans that are classified due to factors other than payment delinquencies, such as lack of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and, therefore are not included as non-performing assets. Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms. Also included in classified and criticized assets are delinquent ground rents (that have a specific reserve) and certain non-agency mortgage-backed securities that have experienced rating downgrades or cash flow deficiencies.

At March 31, 2011, we had $3.5 million of special mention loans which were not currently classified as non-accrual, 90 days past due, restructured or impaired but where known information about possible credit deficiencies of borrowers caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms. Included in this category were $968,000 in residential real estate loans that have experienced some delinquency, a $47,000 commercial loan that was previously delinquent and is now performing, a $668,000 commercial loan that is performing, three commercial real estate loans totaling $1.2 million that are performing, a land loan of $497,000 that is performing, and a residential construction loan of $107,000 that is performing.

Of the $848,000 of substandard assets at March 31, 2011, $9,000 were non-accrual residential mortgage loans, $85,000 was an accruing residential mortgage and $235,000 was an accruing residential construction loan with a special valuation reserve of $70,000. The other real estate owned property of $434,000 is also included as part of the substandard assets as well as $12,000 of ground rents and $72,000 of non-agency mortgage-backed securities.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At March 31,
	2011				2010
	30-89 Days		90 Days or More		30-89 Days		90 Days or More
	Number Of Loans	Principal Balance of Loans	Number Of Loans	Principal Balance of Loans	Number Of Loans	Principal Balance of Loans	Number Of Loans	Principal Balance of Loans
Loans secured by mortgages:
Residential:
1-4 Single family	11	$707,958	2	$9,137	12	$1,649,606	3	$72,297
Multifamily	0	0	0	0	0	0	0	0
Commercial	1	393,545	0	0	0	0	0	0
Land	0	0	0	0	0	0	0	0
Lines of credit	0	0	0	0	0	0	0	0
Residential construction	0	0	0	0	0	0	1	607,815

	12	1,101,503	2	9,137	12	1,649,606	4	680,112
Consumer	2	7,427	0	0	0	0	0	0
Commercial	0	0	0	0	0	0	0	0

Total	14	$1,108,930	2	$9,137	12	$1,649,606	4	$680,112

Analysis and Determination of the Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. Our methodology for assessing the appropriateness of the allowance for loan losses is reviewed periodically by the board of directors. The board of directors also reviews the allowance for loan losses established on a quarterly basis.

General Valuation Allowance. We establish a general valuation allowance for loans that should be adequate to reserve for the estimated credit losses inherent in each segment of our loan portfolio, given the facts and circumstances as of the valuation date for all loans in the portfolio that have not been classified. The allowance is based on our average annual rate of net charge offs experienced over the previous three years on each segment of the portfolio and is adjusted for current qualitative factors. If historical loss data is not available for a segment, the estimates used will be based on various components such as industry averages. For purposes of determining the estimated credit losses, the loan portfolio is segmented as follows: (i) residential real estate loans (single-family); (ii) commercial real estate loans; (iii) commercial loans (secured); (iv) commercial loans (unsecured and leases); and (v) consumer loans. Qualitative factors that are considered in determining the adequacy of the allowance for loan losses are as follows: (i) trends of delinquent and non-accrual loans; (ii) economic factors; (iii) concentrations of credit; (iv) changes in the nature and volume of the loan portfolio; and (v) changes in lending staff and loan policies.

Specific Valuation Allowance. All adversely classified loans meeting the following loan balance thresholds are individually reviewed: (i) residential loans greater than $100,000; (ii) commercial real estate loans and land loans greater than $50,000; (iii) consumer loans greater than $25,000; and (iv) all other commercial loans. Any portion of the recorded investment in excess of the fair value of the collateral that can be identified as uncollectible is charged off against the allowance for loan losses.

We establish a specific allowance for loan losses for 100% of the assets or portions thereof classified as loss. The amount of the loss will be the excess of the recorded investment in the loan over the fair value of collateral estimated on the date that a probable loss is identified. Management obtains updated appraisals with respect to loans secured by real estate.

All other adversely classified loans as well as special mention and watch loans are monitored monthly. Our historical loss experience in each category of loans is utilized in determining the allowance for that group. The loss history will be based on the average actual loss sustained from the sale of real estate owned. If we have not experienced any losses in a particular category, the factor will be determined from either the loss history of a reasonably similar category or the peer group industry average. The determined loss factor in each loan category may be adjusted for qualitative factors as determined by management.

At March 31, 2011 and 2010, there were no loans that were delinquent or restructured or modified as the result of being a “sub-prime” loan or a loan underwritten with limited or no documentation.

Unallocated Valuation Allowance. Our allowance for loan losses methodology also includes an unallocated component to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the loan portfolio.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	2011			2010
	Loan Balance	Allowance for Loan Losses Amount	% of Allowance to Total Allowance	Loan Balance	Allowance for Loan Losses Amount	% of Allowance to Total Allowance
Loans secured by mortgages:
Residential:
1-4 Single family	$57,608,257	$185,114	29.13%	$62,875,699	$197,534	32.66%
Multifamily	1,667,385	17,417	2.74	1,736,944	19,355	3.20
Commercial	12,154,376	141,331	22.24	11,597,811	138,562	22.90
Land	5,566,059	73,355	11.54	4,849,495	62,884	10.39
Lines of credit	1,756,463	8,441	1.33	1,407,436	8,048	1.33
Residential Construction	2,175,906	95,779	15.07	2,395,528	80,432	13.29

	80,928,446	521,437	82.05	84,862,913	506,815	83.77
Consumer	828,925	5,848	0.92	1,203,106	9,088	1.50
Commercial	4,962,980	63,745	10.03	4,755,553	57,908	9.57

	$86,720,351	591,030	93.00	$90,821,572	573,811	94.84

Unallocated		44,505	7.00		31,189	5.16

Total Allowance for loan losses		$635,535	100.00		$605,000	100.00

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that the Office of Thrift Supervision, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses. The Office of Thrift Supervision may require us to increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operation.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or for the Year Ended March 31,
	2011	2010
Allowance for loan losses at beginning of period	$605,000	$379,500
Provision for loan losses	234,519	242,074
Recoveries:
Loans secured by mortgages:
Residential:
1-4 single family	1,641	0
Multifamily	0	0
Commercial	0	0
Land	0	0
Lines of credit	0	0
Residential construction	0	0

	1,641	0
Consumer	0	0
Commercial	0	0

Total recoveries	1,641	0
Charge-offs:
Loans secured by mortgages:
Residential:
1-4 single family	31,810	16,574
Multifamily	0	0
Commercial	0	0
Land	0	0
Lines of credit	0	0
Residential construction	173,815	0

	205,625	16,574
Consumer	0	0
Commercial	0	0
Total charge-offs	205,625	16,574

Net charge-offs	203,984	16,574

Allowance for loan losses at end of period	$635,535	$605,000

Allowance for loan losses to non-performing loans	6,955.62%	88.96%

Allowance for loan losses to total loans outstanding at the end of the period	0.73%	0.67%

Net charge-offs (recoveries) to average loans outstanding during the period	0.23%	0.02%

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes adjusting our loan mix by adding more loans with variable rates and adjusting our investment portfolio mix and duration. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

We have an Asset/Liability Management Committee, which includes members of management selected by the board of directors, to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest and net income.

Net Portfolio Value Analysis. We currently use the net portfolio value analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by capturing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items, based on a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at March 31, 2011 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Estimated Net Portfolio Value			Net Portfolio Value as % of Portfolio Value of Assets
Change (in Basis Points) in Rates	$ Amount	$ Change	% Change	NPV Ratio	BP Change
	(Dollars in thousands)
300	$7,978	$(6,799)	(46)%	5.37%	(394	)bp
200	10,539	(4,238)	(29)%	6.93%	(238	)bp
100	12,903	(1,874)	(13)%	8.29%	(102	)bp
0	14,777	0	0%	9.31%	0	bp
(100)	16,070	1,293	9%	9.98%	67	bp

The Office of Thrift Supervision uses various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if there is a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Liquidity and Capital Resources

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At March 31, 2011, cash and cash equivalents totaled $8.2 million. Securities classified as available-for-sale, amounted to $52.6 million after the Company transferred the total portfolio of the held-to-maturity securities of $1.2 million to the available-for-sale portfolio at December 31, 2010. The interest-bearing deposits in banks of $483,000 at March 31, 2011, provide additional sources of liquidity. Our liquidity has increased as customers have sought the safety of FDIC insured deposits. In addition, at March 31, 2011, we had the ability to borrow a total of approximately $30.8 million from the Federal Home Loan Bank of Atlanta and we have a $2.5 million line of credit with a large financial institution. At March 31, 2011, we had no Federal Home Loan Bank advances outstanding or borrowings on the line of credit.

At March 31, 2011 we had $10.5 million in commitments to extend credit outstanding. Certificates of deposit due within one year of March 31, 2011 totaled $54.2 million, or 52.4% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2012. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of March 31, 2010.

	Payments Due By Period
Contractual Obligations	Total	One Year or Less	Over One to Three Years	Over Three to Five Years	More Than Five Years
Long-term debt obligations	$0	$0	$0	$0	$0
Capital lease obligations	0	0	0	0	0
Operating lease obligations	3,181,827	247,010	574,822	614,577	1,745,418
Loan purchase obligations	606,813	606,813	0	0	0
Other long-term liabilities reflected on balance sheet	0	0	0	0	0

Total	$3,788,640	$853,823	$574,822	$614,577	$1,745,418

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activity is the origination of deposit accounts. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

Financing and Investing Activities

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2011, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

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

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit, and letters of credit. For information about our loan commitments, unused lines of credit, and letters of credit, see note 9 of the notes to the audited consolidated financial statements contained in this Annual Report on Form 10-K.

For the year ended March 31, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Recently Adopted Accounting Guidance

In April 2011, the FASB issued ASU 2011-2 amended accounting and disclosure guidance relating to a creditor’s determination of whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The amendments are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. As a result of the application of the amendments, receivables previously measured under loss contingency guidance that are newly considered impaired should be disclosed, along with the related allowance for credit losses, as of the end of the period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The deferred credit risk disclosure guidance issued in July 2010 relating to troubled debt restructurings will now be effective for interim and annual periods beginning on or after June 15, 2011. The Company intends to comply with the new accounting and disclosure requirements and we do not expect them to have a significant effect on our consolidated financial statements

In July 2010, FASB issued ASU No. 2010-20, “Receivables (Topic 310)-Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systemic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a carry forward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans, and credit quality indicators. ASU 2010-20 will become effective for financial statements as of March 31, 2011 as it relates to disclosures required as of the end of the reporting period. Disclosures that relate to activity during a reporting period will be required for financial statements that include periods beginning on January 1, 2011. Refer to “Note 5, Loans” and “Note 6 Allowance for Loan Losses” for the required disclosures.

In April 2010, FASB issued ASU 2010-18, Receivables (Topic 310) — Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset — a consensus of the FASB Emerging Issues Task Force. As a result of the amendments in this ASU, modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. This ASU was effective for modifications occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. In addition, upon initial adoption of the guidance in this ASU, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. Adoption of this guidance has not had a material impact on our consolidated results of operations or financial condition.

In March 2010, FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815)-Scope Exception Related to Embedded Credit Derivatives” clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirement are those that relate to the subordination of one financial instrument to another. Entities that have contracts containing an embedded credit derivative feature in a form other than subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 became effective on July 1, 2010. This standard did not have a material impact on our consolidated results of operations or financial position.

In February 2010, FASB issued ASU 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09, among other things, removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. Adoption of this guidance has not had a material impact on our consolidated results of operations or financial condition.

In February 2010, FASB issued ASU 2010-08, Technical Corrections to Various Topics. While none of the provisions in the amendments in this ASU fundamentally change U.S. GAAP, certain clarifications to the guidance on embedded derivatives and hedging (FASC Subtopic 815-15) may cause a change in the application of that Subtopic. This ASU was effective for Madison on April 1, 2010. Adoption of this guidance has not had a material impact on our consolidated results of operations or financial condition.

In January 2010, FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)-Improving Disclosures About Fair Value Measurements” requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between the levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) companies should provide fair value measurement disclosures for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. ASU No. 2010-06 requires the disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective on January 1, 2010. Adoption of this ASU has not had and will not have a material impact on our consolidated results of operations or financial condition.

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

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented in this report have been prepared according to generally accepted accounting principles in the United States, which require the measurement of financial positions and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

The information required by this item is included herein beginning on page 64.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Disclosure Controls and Procedures

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

(b)	Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The board of directors of Madison Bancorp and Madison Square Federal Savings Bank are each comprised of seven persons who are elected for terms of three years, approximately one-third of whom are elected annually. The same individuals comprise the boards of directors of Madison Bancorp and Madison Square Federal Savings Bank.

Information regarding the directors is provided below. Unless otherwise stated, each person has held his or her current occupation for the last five years. Ages presented are as of March 31, 2011. The starting year of service as a director relates to service on the board of directors of Madison Square Federal Savings Bank.

The following directors have terms ending in 2011:

Frederick L. Berk retired in 1982 as a self-employed builder of single-family homes in Baltimore and Harford Counties. He also owned and operated Berk’s Restaurant in the 1980s. Mr. Berk served as a director on the Board of Directors of the Belair Building and Loan Association prior to being elected to serve as director of the Bank in 1981. Age 82.

Having lived and operated businesses in the greater Baltimore area his entire life, Mr. Berk has extensive knowledge of Madison Square Federal Savings Bank’s market area. His previous experience as a builder and as a business owner have provided him with expertise and leadership experience that is valuable to the Board of Directors.

Michael P. Gavin has served as President and Chief Executive Officer of Madison Square Federal Savings Bank since January 2008, and as President and Chief Executive Officer of Madison Bancorp since its formation in May 2010. Prior to that, Mr. Gavin was a founder and served as President and Chief Executive Officer of Bay Net A Community Bank, Bel Air, Maryland, and its holding company, Bay Net Financial, Inc., from April 1999 until it was sold to Sterling Financial Corporation in October 2006, after which he stayed on as President and Chief Executive Officer of Bay First Bank, the successor to Bay Net A Community Bank, until January 2008. Mr. Gavin has been in banking for over 30 years, having served in various bank management positions, including 20 years with Atlantic Federal Savings Bank, Baltimore, Maryland, where he served as President from 1988 to 1995. Age 54.

Mr. Gavin’s over thirty years of banking experience have provided him with strong leadership and managerial skills, as well as a deep understanding of the financial industry. Additionally, Mr. Gavin’s in-depth knowledge of the market area in which Madison Square Federal Savings Bank and Madison Bancorp operate are valuable to the Board of Directors and position him well as our President, Chief Executive Officer and Chief Financial Officer.

Mark J. Lax retired in 1985 as Vice President, Marketing of EASCO Corp., a hand tool manufacturing company in Lancaster, Pennsylvania. Prior to that, he served from 1966 to 1976 as Vice President, Marketing of Black & Decker, manufacturer of power tools and hardware and home improvement products based in Towson, Maryland. From 1976 to 1979, he also owned and operated Braemer Press, Baltimore, Maryland, a commercial printing company. Age 80.

Mr. Lax has lived in Madison Square Federal Savings Bank’s market area for many years and has developed extensive ties to the market area. Additionally, Mr. Lax’s previous experience as a small business owner and as vice president of two other companies have provided him with leadership experience and expertise that is valuable to the Board of Directors.

The following directors have terms ending in 2012:

Richard E. Funke has over 35 years of banking experience, having served as a founder and Chairman of the Board of Bay Net Financial, Inc. and Bay Net A Community Bank, from their inception in January 2000 to their sale in October 2006. Mr. Funke previously served as Vice Chairman of Susquehanna Bank of Maryland, a billion dollar community bank headquartered in Towson, Maryland from 1995 to 1999. Mr. Funke retired in 1999. Prior to Susquehanna Bank, Mr. Funke was Chairman and Chief Executive Officer of Atlanfed Bancorp, Inc., the holding company for Atlantic Federal Savings Bank. Atlantic Federal Savings Bank, acquired by Susquehanna Bank in l995, had approximately $250 million in assets and l0 branch locations. As Chief Executive Officer of Atlanfed Bancorp, Inc., Mr. Funke was responsible for the overall managerial operation of Atlanfed Bancorp and Atlantic Federal Savings Bank. Mr. Funke has been active in many charitable and civic organizations, including the Rotary and American Community Bankers Association. Age 75.

Mr. Funke’s long tenure as a banking executive and service on financial institution boards in our market area provides us with extensive leadership experience and expertise in the financial industry.

Melody P. Kline has served as Executive Vice President, Lending of Madison Square Federal Savings Bank since May 2008. Ms. Kline joined Madison Square Federal Savings Bank in 1980, having served in various leadership positions including Branch Manager, Assistant Vice President and Senior Vice President before becoming Executive Vice President. Age 52.

Through her affiliation with the Bank for over 30 years, Ms. Kline brings in-depth knowledge and understanding of Madison Square Federal Savings Bank’s history, operations and customer base. In addition, Ms. Kline has been a resident of Madison Square Federal Savings Bank’s market area for many years and is an active member of the community. Ms. Kline’s active involvement in the community has helped her establish a network of contacts that greatly assists us in our marketing efforts.

The following directors have terms ending in 2013:

Clare L. Glenn began her position as Development Director at St. Casimir Catholic School in the Canton area of Baltimore City in 2005. Previously she held the same position at St. Anthony of Padua School in Gardenville. Age 64.

She was the managing editor of the Herald Gazette Newspaper in northeast Baltimore City for five years. This position provided her with the opportunity to personally interact with area businesses, community organizations, churches, schools and individuals in covering stories of interest to readers. Ms. Glenn has gained extensive leadership experience throughout her career, which has made her a significant contributor to the Board.

David F. Wallace has been employed as Executive Chairman of Madison Square Federal Savings Bank since January 2008 and as Chairman of Madison Bancorp since its formation in May 2010. Mr. Wallace has been in banking for over 38 years, and began working at Madison Square Federal Savings Bank in 1978 as Senior Vice President before he became President and Chief Executive Officer in 1980, a position he held until 2008, when he became Executive Chairman. Age 69.

Mr. Wallace’s extensive experience in the local banking industry and involvement in the communities served by Madison Square Federal Savings Bank affords the Board valuable insight regarding the business and operation of Madison Square Federal Savings Bank. Mr. Wallace’s extensive knowledge of all aspects of Madison Square Federal Savings Bank’s business and customers position him well to serve as our Executive Chairman.

Executive Officers

The executive officers of Madison Bancorp and Madison Square Federal Savings Bank are elected annually by the board of directors and serve at the board’s discretion. The executive officers of Madison Bancorp and Madison Square Federal Savings Bank are:

Name	Position
David F. Wallace	Executive Chairman of Madison Bancorp and Madison Square Federal Savings Bank

Michael P. Gavin	President and Chief Executive Officer of Madison Bancorp and President and Chief Executive Officer of Madison Square Federal Savings Bank

Ronald E. Ballard	Executive Vice President, Commercial Lending of Madison Square Federal Savings Bank

Melody P. Kline	Executive Vice President, Lending of Madison Square Federal Savings Bank

Kay Webster	Senior Vice President, Human Resources and Corporate Secretary of Madison Square Federal Savings Bank and Treasurer and Corporate Secretary of Madison Bancorp

Paul A. Lovelace	Senior Vice President and Chief Financial Officer of Madison Bancorp and Madison Square Federal Savings Bank

Below is information regarding our other executive officers who are not also directors. Each individual has held his or her current position for at least the last five years, unless otherwise stated. Ages presented are as of March 31, 2011.

Ronald E. Ballard has been employed as Executive Vice President, Commercial Lending of the Bank since April 2008. Prior to that, Mr. Ballard served as Executive Vice President, Business Services of Bay First Bank from October 2006 until April 2008, and before that as Executive Vice President at BayNet A Community Bank from January 2000 until October 2006. Previously, he was with Atlantic Federal Savings Bank for 20 years, serving as Chief Loan Officer for 15 years, and has approximately 32 years of banking experience, including 25 years of commercial lending experience in the Northeast Maryland market area. Age 57.

Kay Webster has served as Senior Vice President since May 2008, previously having served as Vice President since May 2005, and has served as Corporate Secretary of the Bank since May 1997. Ms. Webster also serves as Treasurer and Corporate Secretary of the Company. Age 64.

Paul A. Lovelace has been employed as Senior Vice President and Chief Financial Officer of Madison Bancorp and the Bank since January 2011. Prior to that, Mr. Lovelace was previously employed by the Pension Benefit Guaranty Corporation as staff accountant, from October 2010 through January 2011 and before that, Mr. Lovelace served as Vice President and Assistant Controller at S & T Bank, Indiana, Pennsylvania from 2007 through 2010. Previously, Mr. Lovelace served as Vice President and Bank Controller at Susquehanna Bancshares, Lititz, Pennsylvania from 1999 until 2007. Mr. Lovelace has approximately 27 years of banking experience. Age 56.

Corporate Governance

The Company’s board of directors established separately-designated standing Audit, Compensation and Nominating and Corporate Governance Committees.

The Audit Committee consists of Richard E. Funke (Chairman) and Frederick L. Berk. The Audit Committee is responsible for providing oversight relating to our financial statements and financial reporting process, systems of internal accounting and financial controls, internal audit function, annual independent audit and the compliance and ethics programs established by management and the board. Each member of the Audit Committee is independent in accordance with the listing standards of the Nasdaq Stock Market. The board of directors of Madison Bancorp has designated Richard Funke as an audit committee financial expert under the rules of the Securities and Exchange Commission. The Audit Committee of Madison Bancorp met 3 times during the year ended March 31, 2011.

The Compensation Committee consists of Frederick L. Berk, Mark J. Lax and Richard E. Funke. The Compensation Committee is responsible for human resources policies, salaries and benefits, incentive compensation, executive development and management succession planning. Each member of the Compensation Committee is independent in accordance with the listing standards of the Nasdaq Stock Market. The Compensation Committee of Madison Bancorp met 1 times during the year ended March 31, 2011.

The Nominating and Corporate Governance Committee consists of Clare L. Glenn, Richard E. Funke and David F. Wallace. The Nominating and Corporate Governance Committee is responsible for identifying individuals qualified to become board members and recommending a group of nominees for election as directors at each annual meeting of shareholders, ensuring that the board and its committees have the benefit of qualified and experienced independent directors, and developing a set of corporate governance policies and procedures. Each member of the Nominating and Corporate Governance Committee, except for David F. Wallace, is independent in accordance with the listing standards of the Nasdaq Stock Market. The Nominating and Corporate Governance Committee of Madison Bancorp met 0 times during the year ended March 31, 2011.

Each of Madison Bancorp’s committees listed above operates under a written charter, which governs its composition, responsibilities and operations.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file. Based solely on the Company’s review of copies of the reports it has received and written representations provided to it from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Madison Bancorp common stock during the year ended March 31, 2011.

Code of Ethics

In addition to having established committees of the board of directors, Madison Bancorp has also adopted certain policies to govern the activities of both the Company and the Bank, including a code of business conduct and ethics.

The code of business conduct and ethics, which applies to all employees and directors, addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations. In addition, the code of business conduct and ethics is designed to deter wrongdoing and to promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. The code of business conduct and ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Summary Compensation Table

The following information is furnished for our principal executive officer and the next two most highly compensated executive officers whose total compensation for the year ended March 31, 2011 exceeded $100,000. These individuals are referred to in this prospectus as “named executive officers.”

Name and Principal Position	Year	Salary	Bonus	All Other Compensation (1)	Total
Michael P. Gavin	2011	$150,000	$0	$9,240	$159,240
President and Chief Executive Officer	2010	150,000	0	6,027	156,027

David F. Wallace	2011	113,846	0	17,082	130,928
Executive Chairman	2010	115,000	2,212	14,403	131,615

Ronald E. Ballard	2011	118,000	0	3,238	120,238
Executive Vice President, Commercial Lending	2010	118,000	2,629	750	121,379

(1)	Details of the amounts disclosed in the “All Other Compensation” column are provided in the table below:

	Mr. Gavin	Mr. Wallace	Mr. Ballard
Employer match to Simple IRA	$4,348	$3,308	$3,238
Life insurance premiums	0	3,675	0
Medical and dental premiums	0	8,065	0
Private use of Company car	4,892	2,034	0

Total	$9,240	$17,082	$3,238

Outstanding Equity Awards at End of Fiscal Year. None of the named executive officers had any outstanding awards at the end of the 2011 fiscal year as the Company has not yet adopted any such equity compensation plan.

Current Employment Agreements. In January of 2008, Madison Square Federal Savings Bank entered into employment agreements with Messrs. Gavin, Wallace and Ballard, and in 2010 upon the completion of the Bank’s mutual to stock conversion, each executive officer entered into a separate employment agreement with the Company. Each of the agreements contains the same general terms, except for the level of base salary for each of the executives. The agreements provide for a three-year term, subject to annual renewal by the board of directors for an additional year beyond the then-current expiration date. The terms of the Bank agreements for Messrs. Gavin and Ballard currently expire on January 14, 2013, and the Bank agreement for Mr. Wallace expires on January 14, 2012. The Company agreements currently expire on October 6, 2013 for Messrs. Gavin, Ballard and Wallace. Under the agreements, the current base salaries for Messrs. Gavin, Wallace and Ballard are $150,000, $115,000 and $118,000, respectively. We may increase the amount of the base salaries under the agreements from time to time. We may also pay discretionary bonuses to each of the executives. In addition to cash compensation, the executives are eligible to participate in all standard benefit programs we sponsor, as well as receive fringe benefits available to senior management employees. We also provide Messrs. Gavin and Wallace with the use of an automobile.

Under the agreements, if we terminate an executive’s employment for “cause,” as the term is defined in the agreement; the executive will not be entitled to receive any compensation for any period after his termination date. If we terminate an executive’s employment without cause or if the executive terminates his employment following an event that gives rise to “good reason,” the executive is entitled the salary he would have earned for the then remaining term of the agreement plus an additional 12 months. In addition, the executives may continue to participate in life insurance programs for the then remaining term of the agreement. The executives will also be entitled to continued health coverage under COBRA at no expense to them. Under the agreements, events giving rise to “good reason” generally include (i) the assignment of duties materially different from those normally associated with the executive’s position, (ii) a 10% or greater reduction in base salary, (iii) the failure to continue employee benefit plans in which the executives participate, (iv) a relocation of by more than 30 miles, and (v) the failure of the executives to be re-elected to the board of directors.

If we, or our successor, terminates an executive’s employment in connection with a change in control or if an executive terminates employment for good reason in connection with a change in control, the executive will receive a severance benefit equal to the difference between (i) 2.99 times the executive’s average taxable income for the five years preceding the change in control and (ii) any other payments made to the executive that are contingent on the change in control.

If an executive dies while the agreement is in effect, we will provide the executive’s estate with the compensation due to the executive through the date of death. If we terminate an executive’s employment due to disability, as such term is defined in the agreement, we will provide the executive with the compensation due through his termination date less any disability payments made to the executive prior to termination.

During the period of each executive’s employment and for a period of twelve months following termination of employment, each agreement restricts the executive with respect to soliciting employees and business relationships from the Bank.

Employee Severance Compensation Plan. The Madison Square Federal Savings Bank Employee Severance Plan provides benefits to eligible employees who terminate employment in connection with a change in control. Employees will be eligible for severance benefits under the plan if they complete a minimum of one year of service and do not enter into a separate employment or change in control agreement. Under the severance plan, if, within twelve months after a change in control, an employee’s employment involuntarily terminates, or if an employee voluntarily terminates employment without being offered continued employment in a comparable position, the terminated employee, if he or she was an officer of Madison Square Federal Savings Bank, will receive a severance payment equal to six weeks of base compensation plus two weeks of base compensation for each year of service, up to a maximum of 52 weeks of base compensation. If the terminated employee was not an officer, he or she would receive a severance payment equal to four weeks of base compensation plus one week of base compensation for each year of service up to a maximum of 52 weeks of base compensation. Based solely on compensation levels and years of service at March 31, 2011, and assuming that a change in control occurred on March 31, 2011, and all eligible employees became entitled to severance payments, the aggregate payments due under the severance plan would equal approximately $395,000.

Director Compensation

The following table provides the compensation received by individuals, who are not executive officers, who served as directors of Madison Square Federal Savings Bank during the 2011 fiscal year. Employees of Madison Square Federal Savings Bank do not receive compensation for service as a director. The table omits information regarding compensation paid to Melody P. Kline, a director of Madison Square Federal Savings Bank, for service as an executive officer of Madison Square Federal Savings Bank, but for whom compensation information is not disclosed under “—Summary Compensation Table.” Ms. Kline did not receive any additional compensation for service as a director.

	Fees Earned or Paid in Cash	Total
Frederick L. Berk	$28,800	$28,800
Richard E. Funke	19,600	19,600
Clare L. Glenn	28,800	28,800
Mark J. Lax	28,800	28,800

Cash Retainer and Meeting Fees for Non-Employee Directors. The following table sets forth the applicable retainers and fees that are paid to our non-employee directors who began service after March 2008 for their service on the board of directors of Madison Square Federal Savings Bank as of March 31, 2011. Non-employee directors who were serving as of March 2008 receive a monthly retainer of $2,400. Members of the Company’s board of directors do not receive additional fees for service on the Company’s board.

Board of Directors of Madison Square Federal Savings Bank:
Annual retainer	$6,000
Additional fee for each board meeting attended	600
Additional fee for each committee meeting attended:
If held day of board meeting	150
If held on day with no board meeting	250

Directors Emeritus and Advisory Directors

The Company’s Bylaws allow the board of directors to appoint advisory directors, who may also serve as directors emeriti. Any such individuals would have such authority and receive such compensation and reimbursement as the Board determines. Advisory directors or directors emeriti will not have the authority to participate by vote in the transaction of business. There currently are one director emeritus and two advisory directors of Madison Square Federal Savings Bank. These individuals on occasion advise the Board of Directors with respect to business development opportunities. The director emeritus and one advisory director receive compensation of $1,000 per year, and the other advisory director is uncompensated.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) and (b) Security Ownership of Certain Beneficial Owners and Management.

Persons and groups beneficially owning in excess of 5% of the Company’s common stock are required to file certain reports with respect to such ownership pursuant to the Securities Exchange Act of 1934, as amended. The following table sets forth as of March 31, 2011, certain information as to the common stock beneficially owned by the only persons known to the Company to beneficially own more than 5% of the common stock, by each of the Company’s directors, by the non-director executive officers of the Company and by all executive officers and directors as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Shares of Common Stock Outstanding (3)
Persons Owning Greater Than 5%:

Madison Square Federal Savings Bank
Employee Stock Ownership Plan Trust	42,568		7.00%

Directors:

Frederick L. Berk	5,000		*
Richard E. Funke	10,000	(4)	1.64
Michael P. Gavin	25,296	(5)	4.16
Clare L. Glenn	200		*
Melody P. Kline	10,191	(6)	1.68
Mark J. Lax	200		*
David F. Wallace	7,281	(7)	1.20

Executive Officers Who Are Also Not Directors:

Ronald E. Ballard	2,226	(8)	*
Paul A. Lovelace	0		*
Kay Webster	2,634	(9)	*
All executive officers and directors as a group (10 persons)	63,028		10.36

*	Less than 1%.
(1)	All persons listed have the Company’s address, 8615 Ridgely’s Choice Drive, Suite 111, Baltimore, Maryland 21236.
(2)

In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner, for purposes of this table, of any share of common stock if he or she has or shares voting or investment power with respect to such common stock or has a right to acquire beneficial ownership at any time within 60 days from March 31, 2011. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to the listed shares. The listed amounts do not include shares with respect to which director David F. Wallace and executive officer Kay Webster share voting power by virtue of their position as trustees of the trust holding ESOP shares. ESOP shares are held in a suspense account for future allocation among participants as the loan used to purchase the shares is repaid. Shares held by the ESOP trust and allocated to the accounts of participants are voted in accordance with the participants’ instructions and unallocated shares are voted in the same ratio as ESOP participants direct the voting of allocated shares or, in the absence of such direction, in the ESOP trustees’ best judgment. As of March 31, 2011, 2,838 shares had been allocated. The amounts include the following shares held under the ESOP for the benefit of Mr. Gavin, 296 shares; Ms. Kline, 191 shares, Mr. Wallace, 231 shares; Mr. Ballard, 226 shares; Mr. Lovelace, 0 shares; and Ms. Webster, 134 shares.

(3)	Based on 608,116 shares outstanding at March 31, 2011.
(4)	Includes 2,000 shares held in Mr. Funke’s wife’s IRA.
(5)	Includes 296 ESOP shares.
(6)	Includes 191 ESOP shares.
(7)	Includes 50 shares held as custodian for a grandchild and 231 ESOP shares.
(8)	Includes 1,000 shares held in Mr. Ballard’s wife’s IRA and 226 ESOP shares.
(9)	Includes 134 ESOP shares.

(c) Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d) Equity Compensation Plans. Not applicable. The Company has not adopted any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Loans and Extensions of Credit. The Sarbanes-Oxley Act of 2002 generally prohibits loans by publicly traded companies to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by banks to their executive officers and directors in compliance with federal banking regulations. Federal regulations generally require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features, although federal regulations allow us to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees that does not give preference to any executive officer or director over any other employee.

In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of Madison Square Federal Savings Bank’s capital and surplus, up to a maximum of $500,000, must be approved in advance by a majority of the disinterested members of the board of directors.

The outstanding balance of the only loan extended by Madison Square Federal Savings Bank to its executive officers and directors and related parties was $ 69,737 at March 31, 2011, or approximately .51% of shareholders’ equity. Such loan was made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Madison Square Federal Savings Bank, and did not involve more than the normal risk of collectability or present other unfavorable features when made. The loan was performing according to its original terms at March 31, 2011.

Other Transactions. During the year ended March 31, 2011, there have been no transactions and there are no currently proposed transactions in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any of our executive officers and directors had or will have a direct or indirect material interest.

Corporate Governance

Four of our seven directors are independent under the current listing standards of the Nasdaq Stock Market. The three directors who are not independent under such standards are Michael P. Gavin, who serves as President, Chief Executive Officer and Chief Financial Officer of the Company and the Bank, David F. Wallace, who serves as Executive Chairman of the Company and the Bank, and Melody P. Kline, who serves as Executive Vice President, Lending of the Bank.

Item 14. Principal Accountant Fees and Services

Audit Fees. The following table sets forth the fees billed to the Company for the fiscal years ended March 31, 2011 and 2010 by Rowles & Company LLP:

	2011	2010
Audit fees (1)	$74,276	$39,000
Audit-related fees (2)	0	185
Tax fees (3)	0	0
All other fees	0	0

(1)	Audit fees consist of fees for professional services rendered for the audit of the Company and the Bank and the Company’s consolidated financial statements. The amount also includes fees related to the review of financial statements included in the Company’s Prospectus included in its Registration Statement on Form S-1, Quarterly Reports on Form 10-Q and the Annual Report on Form 10-K as well as services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees are for assurance and related services by the principal accountant that are related to the performance of audits or reviews of the Company’s financial statements and are not reported in the preceding Audit Fees category. The fees shown above were for due diligence services for potential acquisitions, technical accounting and reporting, consulting and research audits.
(3)	Tax services fees consist of fees for compliance tax services, including tax planning and advice and preparation of tax returns.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accountants. The Audit Committee is responsible for appointing and reviewing the work of the independent registered public accounting firm and setting the independent registered public accounting firm’s compensation. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. This approval process ensures that the independent registered public accounting firm does not provide any non-audit services to the Company that are prohibited by law or regulation. During the year ended, March 31, 2011, all services were approved in advance by the Audit Committee in compliance with these procedures.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

Consolidated Statements of Financial Condition as of March 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended March 31, 2011 and 2010

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended March 31, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended March 31, 2011 and 2010

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(b) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1	Articles of Incorporation of Madison Bancorp, Inc. (1)
3.2	Bylaws of Madison Bancorp, Inc. (1)
4.0	Form of Common Stock Certificate of Madison Bancorp, Inc. (1)
10.1	+Employment Agreement between Madison Square Federal Savings Bank and Michael P. Gavin (1)
10.2	+Employment Agreement between Madison Square Federal Savings Bank and David F. Wallace (1)
10.3	+Employment Agreement between Madison Square Federal Savings Bank and Ronald E. Ballard (1)
10.4	+Employment Agreement between Madison Square Federal Savings Bank and Melody P. Kline (1)
10.5	+Employment Agreement between Madison Square Federal Savings Bank and Kay Webster (1)
10.6	+ Madison Square Federal Savings Bank Employee Severance Compensation Plan (1)
10.7	+ Madison Square Federal Savings Bank Deferred Compensation Plan (1)
10.8	+ Employment Agreement between Madison Bancorp Inc. and each of Michael P. Gavin, David F. Wallace, Ronald E. Ballard, Melody P. Kline and Kay Webster (1)
14.0	Code of Ethics
21.0	Subsidiaries of Registrant
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications

+	Management contract or compensatory agreement or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333- 167455).

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

OF MADISON BANCORP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Madison Bancorp, Inc.

Baltimore, Maryland

We have audited the accompanying consolidated statements of financial condition of Madison Bancorp, Inc. and Subsidiaries as of March 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Madison Bancorp, Inc. and Subsidiaries as of March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rowles & Company, LLP

Baltimore, Maryland

June 27, 2011

101 E. Chesapeake Avenue, Suite 300, Baltimore, Maryland 21286

410-583-6990 FAX 410-583-7061

Website: www.Rowles.com

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Financial Condition

March 31, 2011 and March 31, 2010

	2011	2010
Assets
Cash and cash equivalents	$8,183,156	$13,354,975
Certificates of deposit	482,673	956,972
Investment securities available-for-sale	52,624,969	33,480,669
Investment securities held-to-maturity	0	2,283,707
Federal Home Loan Bank stock, at cost	242,500	242,500
Loans receivable, net	86,178,498	90,336,475
Premises and equipment, net	3,876,969	3,983,182
Ground rents, net	453,856	477,273
Other real estate owned	434,000	0
Accrued interest receivable	440,683	430,549
Deferred income taxes	208,277	5,828
Prepaid expenses and other assets	865,201	1,337,364

Total Assets	$153,990,782	$146,889,494

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing	$5,262,091	$5,267,672
Interest bearing	134,256,265	131,697,595

Total Deposits	139,518,356	136,965,267
Advances from borrowers for taxes and insurance	557,984	557,686
Other liabilities	275,411	303,514

Total Liabilities	140,351,751	137,826,467

Shareholders’ Equity
Common Stock, $.01 par value, 10,000,000 shares authorized. Issued: 608,116 shares at March 31, 2011 and no shares at March 31, 2010	6,081	0
Additional paid-in capital	5,335,052	0
Retained earnings	8,846,531	8,903,564
Unearned ESOP shares	(397,300)	0
Accumulated other comprehensive income (loss)	(151,333)	159,463

Total Shareholders’ Equity	13,639,031	9,063,027

Total Liabilities and Shareholders’ Equity	$153,990,782	$146,889,494

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended March 31, 2011 and 2010

	2011	2010
Interest Revenue
Interest and fees on loans	$5,006,025	$5,058,579
Investment securities available-for-sale	952,424	909,739
Investment securities held-to-maturity	63,334	306,696
Interest-bearing deposits	49,370	45,772
Other	29,720	31,975

Total Interest Revenue	6,100,873	6,352,761

Interest Expense
Interest on deposits:
Time	2,161,861	2,872,860
Savings	57,077	97,039
NOW and money market demand accounts	40,623	52,127
Other interest expense	43	89

Total Interest Expense	2,259,604	3,022,115

Net Interest Income	3,841,269	3,330,646
Provision for Loan Losses	234,519	242,074

Net Interest Income after Provision for Loan Losses	3,606,750	3,088,572

Noninterest Revenue
Gain (Loss) on disposal of property	(543)	34,546
Gain on sale of investment securities	152,962	0
Other than temporary impairment of securities	0	(283,418)
Other	268,072	245,358

Total Noninterest Revenue	420,491	(3,514)

Noninterest Expenses
Salaries and employee benefits	1,938,339	1,898,137
Occupancy & equipment expense	1,112,754	1,066,423
Advertising	7,879	10,983
Professional Services	159,411	124,331
FDIC premiums and OTS assessments	398,399	392,159
Data processing	191,116	201,066
Stationary and postage	72,770	92,120
Other operating expenses	203,606	154,787

Total Noninterest Expenses	4,084,274	3,940,006

Income (Loss) Before Income Taxes	(57,033)	(854,948)
Income Tax Expense (Benefit)	0	0

Net Income (Loss)	$(57,033)	$(854,948)

Basic earnings (loss) per common share	$(0.10)	N/A
Diluted earnings (loss) per common share	(0.10)	N/A

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

Years Ended March 31, 2011 and 2010

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance March 31, 2009	$0	$0	$9,758,512	$0	$152,815	$9,911,327

Comprehensive income:

Net Loss			(854,948)			(854,948)

Net unrealized gain on available-for-sale securities, net of tax effect of $22,014					28,588	28,588

Net unrealized loss on Impaired held-to-maturity securities, net of tax of $(14,293)					(21,940)	(21,940)

Total comprehensive loss						(848,300)

Balance March 31, 2010	0	0	8,903,564	0	159,463	9,063,027
Comprehensive income:

Net Loss			(57,033)			(57,033)

Net unrealized gain on available-for-sale securities, net of tax effect of $(202,449)					(310,796)	(310,796)

Total comprehensive loss						(367,829)

Issuance of common stock	6,081	5,333,987				5,340,068

Acquisition of unearned ESOP shares				(425,680)		(425,680)

ESOP shares released for allocation		1,065		28,380		29,445

Balance March 31, 2011	$6,081	$5,335,052	$8,846,531	$(397,300)	$(151,333)	$13,639,031

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Years Ended March 31, 2011 and 2010

	2011	2010
Cash flows from Operating Activities
Net loss	$(57,033)	$(854,948)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization (accretion) of investment securities	90,231	(111,668)
Decrease in net deferred loan costs	26,221	29,989
Provision for loan losses	234,519	242,074
Provision for ground rent losses	15,717	0
(Gain) on sale of investment securities	(152,962)	0
Other than temporary impairment charge	0	283,418
Loss (gain) on disposal of property and equipment	543	(34,545)
Depreciation and amortization	231,847	272,910
ESOP expense	29,445	0
Changes in operating assets and liabilities:
Accrued interest receivable	(10,134)	11,380
Prepaid expenses and other assets	472,163	(998,309)
Refundable income taxes	0	198,037
Other liabilities	(28,104)	(78,524)

Net cash provided by (used in) operating activities	852,453	(1,040,186)

Cash flows from Investing Activities
Decrease (Increase) in loans receivable, net	3,463,237	(1,199,351)
Decrease (Increase) in investment certificates of deposit, net	474,299	(956,972)
Activity in held-to-maturity securities:
Sales	687,875	0
Maturities and repayments	393,856	784,337
Activity in available-for-sale securities:
Sales	7,338,644	0
Maturities, repayments and calls	18,794,461	21,411,549
Purchases	(44,525,943)	(29,333,657)
Purchase of property and equipment	(126,376)	(195,208)
Proceeds from sale of property and equipment	200	158,980
Proceeds from sale of ground rents	7,700	19,350

Net cash (used in) investing activities	(13,492,047)	(9,310,972)

Cash flow from Financing Activities
Increase in deposits, net	2,553,089	7,383,876
Increase in advances from borrowers, net	298	931
Net Proceeds from the issuance of common stock	5,340,068	0
Acquisition of ESOP shares	(425,680)	0

Net cash provided by financing activities	7,467,775	7,384,807

Net Change in Cash and Cash Equivalents	(5,171,819)	(2,966,351)
Cash and Cash Equivalents, Beginning of Year	13,354,975	16,321,326

Cash and Cash Equivalents, End of Year	$8,183,156	$13,354,975

	March 31, 2011	March 31, 2010
Supplemental disclosure:
Loans transferred to other real estate owned	$434,000	$0
Interest paid	2,276,204	3,035,146
Held-to-maturity investments transferred to available for sale	1,216,265	0

MADISON BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

Note 1. Activities and Summary of Significant Accounting Policies

Madison Bancorp, Inc. (Company) was incorporated on May 20, 2010 to be the holding company for Madison Square Federal Savings Bank (Bank) in conjunction with the Bank’s plan of conversion from mutual to stock form of ownership. On October 6, 2010, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly owned subsidiary of the Company. The conversion was accomplished through the sale and issuance of 608,116 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of $5,340,068, net of offering expenses of $741,092. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (ESOP) which subscribed for 7% of the sum of the number of shares, or 42,568 shares of common stock sold in the offering. Accordingly, the reported results for the period since the conversion date relates to the consolidated holding company. All material intercompany accounts and transaction have been eliminated in consolidation.

In accordance with Office of Thrift Supervision (“OTS”) regulations, upon the completion of the conversion, the Bank restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

Madison Square Federal Savings Bank was incorporated in 1870 under the laws of the State of Maryland. The Bank is a federally chartered savings bank engaged in banking and related services primarily in the Baltimore Metropolitan area.

Summary of Significant Accounting Policies

The accounting and reporting policies of Madison Bancorp, Inc. and Subsidiaries (collectively “Madison”) conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices in the banking industry. The more significant policies follow:

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the parent company and its wholly owned subsidiary, Madison Square Federal Savings Bank and its wholly owned subsidiary, Madison Financial Services Corporation (MFSC). MFSC is engaged in the business of insurance brokerage services primarily in the Baltimore area. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications. Certain prior year amounts have been reclassified to conform to current period classifications. The reclassifications had no effect on net loss, or the net change in cash and cash equivalents and are not material to previously issued financial statements.

Nature of Operations. Madison is a bank holding company that operates a community bank with 4 branches. Madison’s primary source of revenue is derived from loans to customers, who are predominately small and middle-market businesses and middle-income individuals.

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred income tax valuation allowances, the fair value of investment securities and other than temporary impairment of investment securities.

Significant Concentrations of Credit Risk. Substantially all of Madison’s loans are to enterprises and individuals in its market area. There is no concentration of loans to borrowers in any one industry or related industries that exceeds 10% of total loans.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold.

Certificates of Deposit. Certificates of deposit that are not purchased through a broker and are classified as available-for-sale, mature within 12 months and are recorded at cost.

Investment Securities. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet. Madison did not have any securities classified as trading at March 31, 2011 or 2010. Amortization and accretion are recognized in interest revenue using the interest method. Debt securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. All other securities are classified as available-for-sale and reported at fair value. At December 31, 2010, Madison transferred the entire portfolio of held-to-maturity securities to available-for-sale.

Changes in unrealized gains and losses, net of related deferred taxes, for available-for-sale securities are recorded in accumulated other comprehensive income. The credit component of an other-than-temporary impairment is recorded in noninterest income, and the non-credit component is recorded in accumulated other comprehensive income in the period in which the impairment is recognized. Realized gains and losses on securities are recognized using the specific identification method and are included in noninterest income.

Securities classified as available-for-sale include investments management intends to use as part of its asset/liability management strategy. Those securities that have long-term unrealized gains, for which fair value is greater than cost, may be sold in response to changes in interest rates, resultant prepayment risk, and other factors. Madison does not have the intent to sell any of its available-for-sale securities that are in an unrealized-loss position, and it is more likely than not that Madison will not be required to sell these securities before recovery of its amortized cost basis.

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

Federal Home Loan Bank Stock. Federal Home Loan Bank of Atlanta (the “FHLB”) stock is an equity interest in the FHLB, which does not have a readily determinable fair value for purposes of Generally Accepted Accounting Principles, because its ownership is restricted and it lacks a market. FHLB stock can be sold back only at par value of $100 per share and only to the FHLB or another member institution. As of March 31, 2011 and 2010, the Company owned shares totaling $242,500.

The Company evaluates the FHLB stock for impairment in accordance with generally accepted accounting principles. The Company’s determination of whether this investment is impaired is based on an assessment of the ultimate recoverability of its cost rather than by recognizing temporary declines in value. The determination of whether a decline in value affects the ultimate recoverability of its cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and accordingly on the customer base of the FHLB.

Loans Receivable. Loans receivable are stated at their outstanding unpaid principal balances, net of any deferred fees or costs on originated loans.

Loan origination fees and the direct costs of underwriting and closing loans are recognized over the life of the related loan as an adjustment to yield. Any differences that arise from prepayment will result in a recalculation of the effective yield.

Interest income on loans is accrued based on the principal amounts outstanding. The accrual of interest is discontinued when any portion of the principal or interest is 90 days past due and collateral is insufficient to discharge the debt in full. At the time the loan is classified as nonaccrual, all previously accrued interest is reversed from interest revenue. Revenue is subsequently recognized only to the extent cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is no longer in doubt. The loan is then returned to accrual status.

Loans are considered impaired when, based on current information, management considers it unlikely that the collection of principal and interest payments will be made according to contractual terms. Generally, loans are not reviewed for impairment until the accrual of interest has been discontinued. If collection of principal is evaluated as doubtful, all payments are applied to principal.

Troubled debt restructurings are loans for which Madison, for legal or economic reasons related to a debtor’s financial difficulties, has granted a concession to the debtor that it otherwise would not have considered. Concessions that result in the categorization of a loan as a troubled debt restructuring include:

•	Reduction (absolute or contingent) of the stated interest rate;

•	Extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk;

•	Reduction (absolute or contingent) of the face amount or maturity amount of the debt as stated in the instrument or other agreement; or

•	Reduction (absolute or contingent) of accrued interest.

Allowance for Loan Losses. The allowance for loan losses is established, as losses are estimated to have occurred, through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Recoveries on previously charged-off loans are credited to the allowance.

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

Premises and Equipment. Land is carried at cost. Buildings, land improvements, leasehold improvements, and furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the useful lives of the improvements. Maintenance and normal repairs are charged to operations as incurred, while additions and improvements to buildings and furniture and equipment are capitalized. Gains or losses on disposition of assets are reflected in earnings.

Long-lived assets are evaluated for impairment by management on an on-going basis. Impairment may occur whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Ground Rents. The Bank carries ground rents at cost, less a valuation allowance, and holds them as a long-term investment. The current market value of the ground rents is not readily determinable. The Bank has recorded an estimated valuation allowance based on delinquencies of ground rent payments. The Bank does not contemplate any substantial dispositions in the future.

Other Real Estate Owned. Other real estate property acquired through foreclosure or other means is recorded at the lower of its carrying value or the fair market value of the related real estate collateral at the transfer date less estimated selling costs. Costs to maintain other real estate are expensed as incurred.

Off-Balance-Sheet Credit-Related Financial Instruments. In the ordinary course of business, Madison enters into commitments to extend credit, including commitments under standby letters of credit. Such financial instruments are recorded when they are funded or otherwise required to be recognized.

Segment Reporting. Public business enterprises report financial and descriptive information about their reportable operating segments. Based on the guidance provided, Madison has determined that its only reportable segment is Community Banking, and all services offered by Madison relate to Community Banking.

Accumulated Other Comprehensive Income. Madison records unrealized gains and losses on available-for-sale securities in accumulated other comprehensive income, net of taxes. Unrealized gains and losses on available-for-sale securities are reclassified into earnings as the gains or losses are realized upon sale of the securities. The credit component of unrealized losses on available-for-sale securities that are determined to be other-than-temporarily impaired are reclassified into earnings at the time the determination is made.

Income Taxes. Deferred income taxes reflect the temporary tax consequences on future years of differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings per Common Share. Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares relate to outstanding stock options, restricted stock, and warrants and are determined using the treasury stock method.

Subsequent Events. We evaluated subsequent events after March 31, 2011 through June 27, 2011, the date this report was available to be issued. During the period of April 1st through June 16, 2011, the Company took advantage of market conditions and divested all of the non-agency collateralized mortgage obligations as well as other available-for-sale agency mortgage-backed securities and collateralized mortgage obligations. We sold securities with a fair market value of $8.1 million and recognized gains of $163,000 and losses of $157,000.

Recently Adopted Accounting Guidance

In April 2011, the FASB issued ASU 2011-02 amended accounting and disclosure guidance relating to a creditor’s determination of whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The amendments are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. As a result of the application of the amendments, receivables previously measured under loss contingency guidance that are newly considered impaired should be disclosed, along with the related allowance for credit losses, as of the end of the period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The deferred credit risk disclosure guidance issued in July 2010 relating to troubled debt restructurings will now be effective for interim and annual periods beginning on or after June 15, 2011. The Company intends to comply with the new accounting and disclosure requirements and we do not expect them to have a significant effect on our consolidated financial statements.

In July 2010, FASB issued ASU No. 2010-20, “Receivables (Topic 310)-Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systemic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a carry forward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans, and credit quality indicators. ASU 2010-20 will become effective for financial statements as of March 31, 2011 as it relates to disclosures required as of the end of the reporting period. Disclosures that relate to activity during a reporting period will be required for financial statements that include periods beginning on January 1, 2011. Refer to “Note 5. Loans” and “Note 6. Allowance for Loan Losses” for the required disclosures.

In April 2010, FASB issued ASU 2010-18, Receivables (Topic 310) — Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset — a consensus of the FASB Emerging Issues Task Force. As a result of the amendments in this ASU, modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. This ASU was effective for modifications occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. In addition, upon initial adoption of the guidance in this ASU, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. Adoption of this guidance has not had a material impact on our consolidated results of operations or financial condition.

In March 2010, FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815)-Scope Exception Related to Embedded Credit Derivatives” clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirement are those that relate to the subordination of one financial instrument to another. Entities that have contracts containing an embedded credit derivative feature in a form other than subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 became effective on July 1, 2010. This standard did not have a material impact on our consolidated results of operations or financial position.

In February 2010, FASB issued ASU 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09, among other things, removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. Adoption of this guidance has not had a material impact on our consolidated results of operations or financial condition.

In February 2010, FASB issued ASU 2010-08, Technical Corrections to Various Topics. While none of the provisions in the amendments in this ASU fundamentally change U.S. GAAP, certain clarifications to the guidance on embedded derivatives and hedging (FASB Subtopic 815-15) may cause a change in the application of that Subtopic. This ASU was effective for Madison on April 1, 2010. Adoption of this guidance has not had a material impact on our consolidated results of operations or financial condition.

In January 2010, FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)-Improving Disclosures About Fair Value Measurements” requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of

Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between the levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) companies should provide fair value measurement disclosures for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. ASU No. 2010-06 requires the disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective on January 1, 2010. Adoption of this ASU has not had and will not have a material impact on our consolidated results of operations or financial condition.

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

Note 2. Earnings per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the mutual to stock conversion was not completed until October 6, 2010, per share earnings data is not meaningful for prior comparative periods and therefore is not presented. The calculation of weighted average common shares outstanding is based on the period from October 6, 2010, the date of the conversion stock issuance, through March 31, 2011.

Year Ended, March 31, 2011
Net Income (loss)	$(57,033)
Average common shares outstanding	567,037
Earnings per common share, basic	$(0.10)

Note 3. Cash and Cash Equivalents

Cash and cash equivalents consist of the following at March 31:

	2011	2010
Cash and due from banks	$882,209	$734,146
Federal funds sold	172,818	1,019
FHLB overnight deposits	1,107,552	1,197,832
Federal Reserve Bank balances	6,020,577	11,421,978

Total	$8,183,156	$13,354,975

Financial institutions are required to carry noninterest-bearing cash reserves at specific percentages of deposit balances. The Bank’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirement.

Note 4. Investment Securities

The amortized cost and estimated fair value of investment securities at March 31, 2011 and 2010 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2011
Investment securities available-for-sale:
U.S. government agencies	$10,233,047	$6,989	$84,729	$10,155,307
Brokered certificates of deposit	4,785,434	5,149	13,986	4,776,597
Mortgage-backed securities (Agency)	33,117,844	315,611	416,993	33,016,462
Collateralized mortgage obligations (Agency)	4,475,445	18,513	7,432	4,486,526
Collateralized mortgage obligations (Nonagency)	263,109	5,872	78,904	190,077

	$52,874,879	$352,134	$602,044	$52,624,969

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2010
Investment securities available-for-sale:
U.S. government agencies	$6,105,334	$16,747	$6,415	$6,115,666
Brokered certificates of deposit	2,670,966	1,921	8,346	2,664,541
Mortgage-backed securities (Agency)	24,404,801	340,125	44,464	24,700,462

	$33,181,101	$358,793	$59,225	$33,480,669

Investment securities held-to-maturity:
Mortgage-backed securities (Agency)	$375,965	$935	$3,683	$373,217
Collateralized mortgage obligations (Agency)	801,928	33,442	2,923	832,447
Collateralized mortgage obligations (Nonagency)	1,105,814	86,774	174,963	1,017,625

	$2,283,707	$121,151	$181,569	$2,223,289

The bank has arranged for a line of credit for liquidity to meet expected and unexpected cash needs with a large financial institution. Any advances would be collateralized by the broker certificates of deposit and various U.S. Government Agency securities. As of March 31, 2011, there were no borrowings or securities pledged under this line of credit.

The following is a summary of contractual maturities of securities available-for-sale as of March 31, 2011:

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
Amounts maturing in:
One year or less	$1,918,433	$1,922,131
After one year through five years	6,516,898	6,476,137
After five years through ten years	2,056,303	2,053,196
After ten years	4,526,847	4,480,440

	15,018,481	14,931,904

Mortgage-backed securities (Agency)	33,117,844	33,016,462
Collateralized mortgage obligations (Agency)	4,475,445	4,486,526
Collateralized mortgage obligations (Nonagency)	263,109	190,077

	$52,874,879	$52,624,969

Proceeds from sales of investment securities were $8.0 million and $0 during the years ended March 31, 2011 and 2010, respectively with gains of $237,000 and losses of $84,000 for the year ended March 31, 2011. In the third quarter, management decided to review the held-to-maturity portfolio to determine if it would be appropriate to transfer these assets to available-for-sale so that Madison could take advantage of improving market conditions and dispose of some of these assets when market conditions were appropriate. On December 31, 2010, we transferred securities with an estimated fair value of $1.2 million and book value of $1.2 million from the held-to-maturity classification to the available-for-sale classification. The unrealized loss of $10,000 was recorded in accumulated other comprehensive income at the time of the transfer.

The following table presents Madison’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at March 31, 2011.

	Less than 12 Months		12 Months or More		Total
March 31, 2011	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment securities available-for-sale:
U.S. Government agencies	$6,073,098	$84,729	$0	$0	$6,073,098	$84,729
Brokered certificates of deposit	2,069,013	13,986	0	0	2,069,013	13,986
Mortgage-backed securities (Agency)	16,323,879	414,101	168,517	2,892	16,492,396	416,993
Collateralized mortgage obligations (Agency)	980,521	5,946	46,153	1,486	1,026,674	7,432
Collateralized mortgage obligations (Nonagency)	3,565	169	135,519	78,735	139,084	78,904

	$25,450,076	$518,931	$350,189	$83,113	$25,800,265	$602,044

The gross unrealized losses are not considered by management to be other-than-temporary impairments. Management has the intent and ability to hold these securities until maturity. In most cases, temporary impairment is caused by market interest rate fluctuations. As disclosed in the subsequent events disclosure, during the period of April 1st through June 16, 2011, the Company took advantage of market conditions and divested all of the non-agency collateralized mortgage obligations as well as other available-for-sale agency mortgage-backed securities and collateralized mortgage obligations. We sold securities with a fair market value of $8.1 million and recognized gains of $163,000 and losses of $157,000.

Note 5. Loans Receivable

Loans receivable consist of the following at March 31, 2011 and 2010, respectively:

	2011	2010
Loans secured by mortgages:
Residential:
1-4 Single family	$57,608,257	$62,875,699
Multifamily	1,667,385	1,736,944
Commercial	12,154,376	11,597,811
Land	5,566,059	4,849,495
Lines of credit	1,756,463	1,407,436
Residential construction	2,175,906	2,395,528

	80,928,446	84,862,913
Consumer	828,925	1,203,106
Commercial	4,962,980	4,755,553

Total loans receivable	86,720,351	90,821,572
Net deferred costs	93,682	119,903
Allowance for loan losses	(635,535)	(605,000)

Loans receivable, net	$86,178,498	$90,336,475

Credit Quality Indicators

The classification process should consider the total picture, among other things, the overall risk involved; the nature of the collateral; the character, capacity, financial responsibility and record of the borrower; and the probability of repayment or orderly liquidation in accordance with the loan terms.

Asset quality ratings are divided into three groups: Pass (unclassified), Special Mention, and Classified (adverse classification).

Pass - A pass loan is considered of sufficient quality to preclude a special mention or an adverse rating. Pass assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral.

Special Mention - The purpose of the special mention category is to identify assets that do not warrant adverse classification, but do possess credit deficiencies or other potential weaknesses.

Loans that would primarily fall into this notational category could have been previously classified adversely, but the deficiencies have since been corrected. Management should closely monitor recent payment history of the loan and value of the collateral.

Loans that are designated as special mention will include loans that are 60-89 days delinquent. Single family residential loans, construction loans that are under contract of sale, and consumer loans that are designated special mention will not require separate fair value calculations and will not warrant increases in the specific reserves. If adverse circumstances warrant additional reserves, an analysis will be performed on a case-by-case basis.

Other loans designated as special mention will require analysis to determine if the value of the loan is equal to or greater than the Bank’s recorded investment. If necessary, additional reserves may be allocated to a specific loan that has a deficiency in the value of the collateral as compared to the Bank’s recorded investment.

Substandard—Loans classified as substandard are inadequately protected by the current net worth or paying capacity of the borrower or the value of pledged collateral. Substandard loans are characterized by the possibility that the Bank will sustain losses if deficiencies are not corrected.

Loans classified as substandard may exhibit one or more of the following characteristics:

•	Collateral has deteriorated.

•	The primary source of repayment is gone and the Bank is relying upon a secondary source.

•	A loss does not seem likely but significant problems exist leading the Bank to go to great lengths to protect its investment.

•	Borrowers are unable to generate enough cash flow for debt reduction.

•	Flaws in documentation exist, leaving the Bank as a lender in a subordinated or unsecured position.

•	The feasibility of an orderly and prompt sale of the collateral is not possible.

•	Slow payment history.

Loans classified as substandard will require calculations to determine the fair value on the particular loan. If the calculation yields a value below the recorded investment of the loan, a specific reserve will be established.

Doubtful - Loans classified as doubtful have all the weaknesses of loans classified as substandard, but in addition, on the basis of current facts, collection or liquidation in full is questionable and improbable. A loan classified as doubtful exhibits loss potential. However, there is still sufficient reason to permit the loan to remain on the books. A doubtful classification could reflect the deterioration of the primary source of repayment and serious doubt exists as to the quality of the secondary source of repayment.

Doubtful classifications should be used only when a distinct and known possibility of loss exists. When identified, adequate loss reserves should be established for specific assets. The entire asset should not be classified as doubtful if a partial recovery is expected, such as a liquidation of the collateral or the probability of a private mortgage insurance payment is likely.

Loss - Loans classified as loss are considered uncollectable and of such little value that their continuance as loans are unjustified. A loss classification does not mean a loan has absolutely no value, partial recoveries may be received in the future.

When loans or portions of a loan are considered a “loss”, it will be the policy of the Bank to write-off the amount designated as loss. Recoveries will be treated as additions to the general valuation allowance.

The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans as of March 31, 2011 and 2010.

Commercial Credit Exposure	Commercial, Not Real Estate Secured		Commercial Real Estate
	2011	2010	2011	2010
Grade:
Pass	$4,247,846	$4,692,177	$10,926,093	$10,884,154
Special Mention	715,134	63,376	1,228,283	713,657
Substandard	0	0	0	0
Doubtful	0	0	0	0
Loss	0	0	0	0

	$4,962,980	$4,755,553	$12,154,376	$11,597,811

Other Credit Exposure	Residential Real Estate Construction and Land		Residential Real Estate Other (1)		Consumer
	2011	2010	2011	2010	2011	2010
Grade:
Pass	$6,903,681	$6,637,208	$59,969,972	$65,606,973	$828,925	$1,203,106
Special Mention	603,782	0	967,829	340,809	0	0
Substandard	234,502	607,815	94,304	72,297	0	0
Doubtful	0	0	0	0	0	0
Loss	0	0	0	0	0	0

	$7,741,965	$7,245,023	$61,032,105	$66,020,079	$828,925	$1,203,106

(1)	Residential real estate other includes 1-4 family residential, multifamily residential and home equity lines of credit.

Age Analysis of Past Due Loans, as of March 31, 2011

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccruing	Total Past Due and Nonaccruing	Current	Total Loans
Loans secured by mortgages:
Residential:
1-4 Single family	$707,959	$0	$9,137	$717,096	$56,891,161	$57,608,257
Multifamily	0	0	0	0	1,667,385	1,667,385
Commercial	393,545	0	0	393,545	11,760,831	12,154,376
Land	0	0	0	0	5,566,059	5,566,059
Lines of credit	0	0	0	0	1,756,463	1,756,463
Residential construction	0	0	0	0	2,175,906	2,175,906

	1,101,504	0	9,137	1,110,641	79,817,805	80,928,446
Consumer	891	6,535	0	7,426	821,499	828,925
Commercial	0	0	0	0	4,962,980	4,962,980

	$1,102,395	$6,535	$9,137	$1,118,067	$85,602,284	$86,720,351

There are no loans that are 90 days or more past due that are in accrual status.

Loans on Nonaccrual Status as of March 31, 2011 and 2010

	2011	2010
Nonaccrual loans:
Residential 1-4 Single family	$9,137	$72,297
Residential construction	0	607,815

Allowance for loan losses as percentage of nonaccrual loans	6,955.62%	88.96%

Foregone interest on nonaccrual loans	$610	$22,705

The balance in nonaccrual residential construction at March 31, 2010 was foreclosed on during the quarter ended September 30, 2010, after charging off $174,000. The remaining net realizable value of $434,000 was transferred to Other Real Estate Owned.

Impaired Loans, for the Year Ended March 31, 2011

	Unpaid Principal Balance	Related Allowance	Average Unpaid Principal Balance	Interest Income Recognized
Impaired loans without a related reserve:
Loans secured by mortgages:
Residential:
1-4 Single family	$94,304	$0	$99,211	$4,502
Multifamily	0	0	0	0
Commercial	0	0	0	0
Land	0	0	0	0
Lines of credit	0	0	0	0
Residential construction	0	0	0	0

	94,304	0	99,211	4,502
Consumer	0	0	0	0
Commercial	0	0	0	0

Total impaired loans without a related reserve	94,304	0	99,211	4,502

Impaired loans with a related reserve:
Loans secured by mortgages:
Residential:
1-4 Single family	0	0	0	0
Multifamily	0	0	0	0
Commercial	0	0	0	0
Land	0	0	0	0
Lines of credit	0	0	0	0
Residential construction	234,502	71,845	585,731	26,500

	234,502	71,845	585,731	26,500
Consumer	0	0	0	0
Commercial	0	0	0	0

Total impaired loans with a related reserve	234,502	71,845	585,731	26,500

Total impaired loans:
Loans secured by mortgages:
Residential:
1-4 Single family	94,304	0	99,211	4,502
Multifamily	0	0	0	0
Commercial	0	0	0	0
Land	0	0	0	0
Lines of credit	0	0	0	0
Residential construction	234,502	71,845	585,731	26,500

	328,806	71,845	684,942	31,003
Consumer	0	0	0	0
Commercial	0	0	0	0

Total impaired loans	$328,806	$71,845	$684,942	$31,003

We occasionally modify loans to extend the term to help borrowers stay current on their loan and to avoid foreclosure. At March 31, 2011, we had four 1-4 single family mortgage loans totaling approximately $895,000 that we had modified the terms either by extending the term or increasing the payments to allow the customer to become current. We did not forgive any principal or interest, or modify the interest rates on the loans. All of these four modified loans were current at March 31, 2011. At March 31, 2011 and 2010, we did not have any modified loans that were considered troubled debt restructurings.

The officers and directors of the Bank enter into loan transactions with the Bank in the ordinary course of business. As of March 31, 2011 and 2010, loans secured by mortgages included loans to officers and directors of $427,000 and $626,000, respectively. Activity in these loans during the year ended March 31, 2011 was as follows:

Balance – Beginning of year	$625,926
New loans	0
Principal repayments	(198,862)

Balance – End of year	$427,064

These loans are made on the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with unrelated borrowers.

Note 6. Allowance for Loan Losses

The activity in the allowance for loan losses is as follows:

	March 31,
	2011	2010
Balance - Beginning of Year	$605,000	$379,500
Provision for loan losses	234,519	242,074
Recoveries:
Residential 1-4 single family	1,641	0
Charge Offs:
Residential 1-4 single family	(31,810)	(16,574)
Residential construction	(173,815)

Balance - End of Year	$635,535	$605,000

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	2011		2010
	Allowance for Loan Losses Amount	% of Allowance to Total Allowance	Allowance for Loan Losses Amount	% of Allowance to Total Allowance
Loans secured by mortgages:
Residential:
1-4 Single family	$185,114	29.13%	$197,534	32.66%
Multifamily	17,417	2.74	19,355	3.20
Commercial	141,331	22.24	138,562	22.90
Land	73,355	11.54	62,884	10.39
Lines of credit	8,441	1.33	8,048	1.33
Residential Construction	95,779	15.07	80,432	13.29

	521,437	82.05	506,815	83.77
Consumer	5,848	0.92	9,088	1.50
Commercial	63,745	10.03	57,908	9.57

	591,030	93.00	573,811	94.84
Unallocated	44,505	7.00	31,189	5.16

Total Allowance for loan losses	$635,535	100.00	$605,000	100.00

Note 7. Premises and Equipment

	March 31,
	2011	2010
Land	$642,925	$642,925
Buildings	3,709,079	3,709,079
Furniture and equipment	1,133,282	1,158,934
Leasehold improvements	105,451	173,776
Automobiles	59,280	59,280

	5,650,017	5,743,994
Less: accumulated depreciation and amortization	1,773,048	1,760,812

	$3,876,969	$3,983,182

Depreciation and amortization expense amounted to $232,000 and $273,000 in 2011 and 2010, respectively.

Madison leases its administrative building and two of its branches under operating leases for periods up to 30 years. Renewal options are available in five year periods. Minimum future rental commitments under non-cancelable lease as of March 31, 2011 were as follows:

Year Ending March 31,	Payments
2012	$247,010
2013	283,064
2014	291,758
2015	301,507
2016	313,070
Subsequent years	1,745,418

Total	$3,181,827

Rent expense for the three leased properties is as follows:

	March 31,
	2011	2010
Rent expense	$491,065	$437,548
Less: sublease income	71,238	96,277

Net rent expense	$419,827	$341,271

Note 8. Interest-bearing Deposits

	March 31,
	2011	2010
Now	$2,658,976	$2,310,979
Money market	5,746,795	6,183,907
Savings	22,521,417	22,105,598
Time	103,329,077	101,097,111

	$134,256,265	$131,697,595

Time deposits of $100,000 or more included in time above were $43,932,000 and $36,635,000 at March 31, 2011 and 2010, respectively.

Schedule of maturity of time deposits:

	March 31,
	2011	2010
Three months or less	$10,952,149	$26,470,701
Over three months through one year	43,222,410	32,558,701
Over one year through two years	28,977,309	22,681,572
Over two years through three years	13,713,640	11,231,405
Over three years	6,463,569	8,154,732

	$103,329,077	$101,097,111

The Bank held deposits of $739,497 and $1,272,202 from officers and directors at March 31, 2011 and 2010, respectively.

Note 9. Commitments and Financial Instruments with Off-Balance-Sheet Credit Risk

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

The Bank had outstanding firm commitments to originate or purchase loans as follows:

	March 31,
	2011	2010
Mortgage loans commitments –fixed rate	$2,780,080	$233,160
Mortgage loans commitments –variable rate	4,284,968	3,726,450
Commitments to originate nonmortgage loans	0	330,000
Commitments to purchase loans	606,813	755,875
Unused equity lines of credit (variable rate)	1,554,378	1,001,563
Commercial and consumer lines of credit	801,645	1,216,411
Standby letters of credit	472,708	397,543

Total	$10,500,592	$7,661,002

As of March 31, 2011 the Bank had a commitment to sell a loan in the amount of $1,113,000.

Note 10. Borrowings

At March 31, 2011, we had the ability to borrow a total of approximately $30.8 million from the Federal Home Loan Bank of Atlanta and we have a $2.5 million line of credit with a large financial institution. The FHLB borrowing requires us to pledge mortgage loans as collateral and the line of credit requires us to pledge brokered CD’s or US Government Agency securities. At March 31, 2011, we had no Federal Home Loan Bank advances outstanding or borrowings on the line of credit. The rates on both borrowing lines will be determined at the time of an advance.

Note 11. Fair Value Measurements

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

Investment securities available-for-sale are the only financial assets measured at fair value on a recurring basis. As of March 31, 2011 and 2010, the fair values were measured using the following methodologies:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale	$10,530,543	$41,573,087	$521,339	$52,624,969

	March 31, 2010
	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale	$956,772	$32,520,274	$3,623	$33,480,669

The following table represents a roll-forward of the amounts for the twelve months ended March 31, 2011 and 2010, for financial instruments classified by Madison within Level 3 of the valuation hierarchy.

	March 31, 2011	March 31, 2010
Balance at beginning of year	$3,623	$6,068
Total realized and unrealized gains and losses:
Included in net income	0	0
Included in other comprehensive income	0	0
Purchases	529,984	(2,445)
Paydowns	(12,268)	0
Transfers in and/or out of Level 3	0	0

Balance at the end of the year	$521,339	$3,623

The Bank measures its other real estate owned, on a nonrecurring basis, at fair value less cost to sell. As of March 31, 2011, the $434,000 of fair value of other real estate owned was based on offers and/or appraisals. Cost to sell the real estate was based on standard market factors. The Bank has categorized its foreclosed real estate as level three. The Bank does not measure the fair value of its other financial assets or liabilities on a recurring or nonrecurring basis.

The estimated fair values of financial instruments are as follows:

	March 31, 2011		March 31, 2010
(dollars in thousands)	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Assets:
Cash and cash equivalents	$8,183	$8,183	$13,355	$13,355
Certificates of deposit	483	483	957	957
Investment securities	52,875	52,625	35,465	35,704
Loans, net	86,178	86,250	90,336	90,249

Total financial assets	$147,719	$147,541	$140,113	$140,265

	March 31, 2011		March 31, 2010
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Liabilities:
Deposits	$139,518	$141,281	$136,965	$140,111
Advanced payments by borrowers for taxes and insurance	558	558	558	558

Total financial liabilities	$140,076	$141,839	$137,523	$140,669

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of March 31, 2011 and 2010:

Cash and cash equivalents: The amounts reported at cost approximate the fair value of these assets.

Certificates of deposit: The amounts reported at cost approximate the fair value of these assets.

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

Advanced payments by borrowers for taxes and insurance: The amounts reported at cost approximate the fair value of these assets.

Note 12. Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by its primary regulator, the Office of Thrift Supervision (OTS). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). As discussed in greater detail below, as of March 31, 2011 and 2010, the Bank meets all of the capital adequacy requirements to which it is subject.

As of March 31, 2011, the most recent notification from the OTS, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action as disclosed in the table below. Management knows of no events or conditions that would change this classification:

	Actual		Minimum Requirements		To Be Well Capitalized
(dollars in thousands)	Amount	%	Amount	%	Amount	%
As of March 31, 2011:
Total risk-based capital (to risk-weighted assets)	$12,531	16.7%	$6,010	8.0%	$7,512	10.0%
Tier I capital (to risk-weighted assets)	11,963	15.9	N/A	N/A	4,507	6.0
Tier I capital (to adjusted total assets)	11,963	7.8	6,157	4.0	7,696	5.0

As of March 31, 2010:
Total risk-based capital (to risk-weighted assets)	$9,458	12.3%	$6,173	8.0%	$7,717	10.0%
Tier I capital (to risk-weighted assets)	8,900	11.5	N/A	N/A	4,630	6.0
Tier I capital (to adjusted total assets)	8,900	6.1	5,867	4.0	7,334	5.0

Note 13. Income Taxes

The provisions for income taxes for the years ended March 31, 2011 and 2010 consist of the following components:

	March 31,
	2011	2010
Current:
Federal	$53,424	$0
State	10,480	0
Utilization of net operating loss carry forwards	(63,904)	0
Deferred income taxes (benefit)	0	0

	$0	$0

A reconciliation of the provision for income taxes at the statutory tax rate to the Bank’s actual provision for income taxes is as follows:

	March 31,
	2011	2010
Tax (benefit) at statutory federal rate	$(19,391)	$(290,682)
State income tax (benefit), net of federal income tax benefit tax benefit	(3,105)	(39,499)
Change in valuation allowance/NOL used	23,629	330,869
Other	(1,133)	(688)

Total	$0	$0

The Bank computes deferred income taxes under the provisions of U.S. generally accepted accounting principles (GAAP) which requires the use of an asset and liability method of accounting for income taxes. GAAP also provides for the recognition and measurement of deferred income tax benefits on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred income tax benefits will not be realized. The Bank has established a valuation allowance to reflect uncertainty as to the Bank’s ability to realize the deferred tax asset. Increases in the valuation allowance in future periods are possible based on management’s analysis.

The following is a summary of the tax effects of the temporary differences between financial and income tax accounting that give rise to deferred tax assets and deferred tax liabilities as of March 31:

	March 31,
	2011	2010
Deferred tax assets:
Allowances for loan and ground rent losses	$240,452	$228,535
Capital loss carry forward	192,497	192,497
Unrealized investment losses	98,577	0
Investment impairment	96,369	96,369
Net operating loss carry forward	162,972	240,418
Valuation allowance	(550,738)	(607,352)

	240,129	150,467
Deferred tax liabilities:
Unrealized gains on investments	0	103,872
Deferred loan fees and costs	31,852	40,767

	31,852	144,639

Net deferred tax asset	$208,277	$5,828

As of March 31, 2011, the Bank has a net operating loss carryforward totaling approximately $479,000, which expires in 2030 and 2031. The Bank also has a capital loss carryforward of approximately $566,000 which expires in 2014.

Note 14. Defined Contribution Benefit Plan

Previous to 2010, the Bank maintained a 401(k) retirement plan that covered substantially all employees. During 2010, the Bank terminated the 401(k) plan and replaced it with SIMPLE IRA where the Bank matches up to 3% of the employee contributions. Expense for this plan for the year ended March 31, 2011 and 2010 was $42,284 and $9,077, respectively.

Note 15. Employee Stock Ownership Plan

In connection with the conversion to stock form, the Company established an Employee Stock Ownership Plan for the exclusive benefit of eligible employees. The ESOP borrowed funds from the Company in the amount of $425,680, which was sufficient to purchase 42,568 shares or 7% of the Common Stock issued in the offering. The shares were acquired at a price of $10.00 per share.

The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 15-year term of the loan with funds from the Bank’s contributions to the ESOP and dividends paid on the stock, if any. The interest rate on the ESOP loan is an adjustable rate equal to the lowest prime rate, as published in The Wall Street Journal. The interest rate will adjust annually and will be the prime rate on the last business day of the fiscal year. The interest rate on the loan as of March 31, 2011, is 3.25%.

Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants. Participants will vest their accrued benefits under the employee stock ownership plan at a rate of 0% with less than 2 years of service; 331/3 % vested with service of 2 years; 66 2/3% vested with service of 3 years and 100% vested with service of 4 or more years. Vesting is accelerated upon retirement, death or disability of the participant, or a change in control of the Bank. Forfeitures will be reallocated to remaining plan participants. Benefits may be payable upon retirement, death, disability, separation of service, or termination of the ESOP.

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. The ESOP compensation expense for the year ended March 31, 2011 was $29,445.

A summary of ESOP shares at March 31, 2011 is as follows:

Shares allocated to employees	2,838
Unearned shares	39,730

Total ESOP shares	42,568

Fair value of unearned shares	$417,165

Note 16. Condensed Financial Statements of Parent Company

Presented below are the condensed statement of financial condition as of March 31, 2011, and the related condensed statement of operations and condensed statement of cash flows for Madison Bancorp, Inc. for the year ended March 31, 2011.

Condensed Statement of Financial Condition

March 31, 2011
Assets
Cash and due from bank	$1,196,900
Certificates of deposit	241,336
ESOP loan receivable	387,881
Investment in bank subsidiary	11,816,814
Other assets	8,881

Total Assets	$13,651,812

Liabilities and Shareholders’ Equity
Liabilities
Accrued expenses	$12,781
Shareholders’ Equity
Common Stock, $.01 par value, 10,000,000 shares authorized. Issued: 608,116 at March 31, 2011	6,081
Additional paid-in capital	5,335,052
Retained earnings	8,846,531
Unearned ESOP shares	(397,300)
Accumulated other comprehensive income (loss)	(151,333)

Total Shareholders’ Equity	13,639,031

Total Liabilities and Shareholders’ Equity	$13,651,812

Condensed Statement of Operations

March 31, 2011
Interest income on ESOP loan	$6,495
Interest income on intercompany deposits	4,606
Interest income on certificate of deposit	1,359

Total income	12,460

Operating expenses	30,311

Loss before equity in net loss of bank subsidiary	(17,851)

Equity in net loss of bank subsidiary	(39,182)

Net loss	$(57,033)

Condensed Statement of Cash Flows

March 31, 2011
Cash flows from operating activities:
Net loss	$(57,033)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in undistributed net loss of subsidiary	39,182
Increase (decrease) in other assets	(8,881)
(Increase) decrease in other liabilities	12,781
Other	(1,336)

Net cash provided (used) by operating activities	(15,287)

Cash flows from investing activities:
Investment in bank subsidiary	(3,500,000)
Loan to bank, net	(387,881)

Net cash provided (used) by investing activities	(3,887,881)

Cash flows from financing activities:
Purchase of certificates of deposit	(240,000)
Proceeds from issuance of common stock (net of costs)	5,340,068

Net cash provided (used) by investing activities	5,100,068

Net increase in cash or cash equivalents	1,196,900
Cash and cash equivalents, beginning balance	0

Cash and cash equivalents, ending balance	$1,196,900

Supplemental disclosure of noncash financing activities:

In October 2010, the company advanced $425,680 to the Employee Stock Ownership Plan, which was used to acquire 42,568 shares of common stock. The loan is secured by the shares purchased and is shown as Unearned ESOP shares in the consolidated statement of condition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MADISON BANCORP, INC.

	By:	/s/ Michael P. Gavin
Michael P. Gavin
June 27, 2011		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael P. Gavin Michael P. Gavin President, Chief Executive Officer and Director (principal executive officer)	June 27, 2011

/s/ Paul A. Lovelace Paul A. Lovelace Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	June 27, 2011

/s/ David F. Wallace David F. Wallace Chairman of the Board	June 27, 2011

/s/ Frederick L. Berk Frederick L. Berk Director	June 27, 2011

/s/ Richard E. Funke Richard E. Funke Director	June 27, 2011

/s/ Clare L. Glenn Clare L. Glenn Director	June 27, 2011

/s/ Melody P. Kline Melody P. Kline Director	June 27, 2011

/s/ Mark J. Lax Mark J. Lax Director	June 27, 2011