Form 10-Q
period 2011-06-30
Madison Bancorp Inc
filed 2011-08-11
CIK 1492324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number:  0-54081

                  MADISON BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-258073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8615 Ridgely’s Choice Drive, Suite 111, Baltimore, Maryland	21236
(Address of principal executive offices)	(Zip Code)

                          (410) 529-7400
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No☒

As of August 10, 2011, there were 608,116 shares of the registrant’s common stock outstanding.

MADISON BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MADISON BANCORP, INC AND SUBSIDIARIES
Consolidated Statements of Financial Condition
June 30, 2011 and March 31, 2011

	June 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$13,696,758	$8,183,156
Certificates of deposit	484,732	482,673
Investment securities available-for-sale	49,081,977	52,624,969
Federal Home Loan Bank stock, at cost	238,500	242,500
Loans receivable, net	84,647,824	86,178,498
Premises and equipment, net	3,875,073	3,876,969
Ground rents, net	446,756	453,856
Other real estate owned	424,000	434,000
Accrued interest receivable	418,763	440,683
Deferred income taxes	98,911	208,277
Prepaid expenses and other assets	841,426	865,201
Total Assets	$154,254,720	$153,990,782
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing	$5,429,553	$5,262,091
NOW and Money Market	8,122,494	8,405,771
Savings	22,613,642	22,521,417
Time	103,136,126	103,329,077
Total Deposits	139,301,815	139,518,356
Advances from borrowers for taxes and insurance	892,236	557,984
Other liabilities	292,968	275,411
Total Liabilities	140,487,019	140,351,751
Shareholders’ Equity
Common Stock, $.01 par value, 10,000,000 shares authorized. Issued: 608,116 shares at June 30, 2011 and March 31, 2011	6,081	6,081
Additional paid-in capital	5,335,052	5,335,052
Retained earnings	8,807,304	8,846,531
Unearned ESOP shares	(397,300)	(397,300)
Accumulated other comprehensive income (loss)	16,564	(151,333)
Total Shareholders’ Equity	13,767,701	13,639,031
Total Liabilities and Shareholders’ Equity	$154,254,720	$153,990,782

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
Three Months Ended June 30, 2011 and 2010

	2011	2010
Interest Revenue
Interest and fees on loans	$1,207,179	$1,272,336
Investment securities available-for-sale	265,244	238,399
Investment securities held-to-maturity	0	25,579
Interest-bearing deposits	7,130	11,377
Other	7,399	6,360
Total Interest Revenue	1,486,952	1,554,051
Interest Expense
Interest on deposits:
Time	499,861	576,925
Savings	14,150	13,838
NOW and money market demand accounts	8,740	12,050
Other interest expense	0	34
Total Interest Expense	522,751	602,847
Net Interest Income	964,201	951,204
Provision for Loan Losses	46,000	51,359
Net Interest Income after Provision for Loan Losses	918,201	899,845
Noninterest Revenue
Gain on sale of investment securities	6,661	28,919
Other	38,053	75,035
Total Noninterest Revenue	44,714	103,954
Noninterest Expenses
Salaries and employee benefits	509,072	479,749
Occupancy & equipment expense	232,660	275,694
Advertising	3,592	1,813
Professional Services	51,913	36,046
FDIC premiums and OTS assessments	75,404	97,302
Data processing	54,234	53,271
Stationary and postage	25,311	20,033
Other operating expenses	49,956	40,223
Total Noninterest Expenses	1,002,142	1,004,131
Loss Before Income Taxes	(39,227)	(332)
Income Tax Expense (Benefit)	0	0
Net Loss	$(39,227)	$(332)
Basic loss per common share	$(0.07)	N/A
Diluted loss per common share	$(0.07)	N/A

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
Three Months Ended June 30, 2011 and 2010

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-in	Retained	ESOP	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Shares	Income	Equity
Balance March 31, 2010	$0	$0	$8,903,565	$0	$159,462	$9,063,027
Comprehensive income:
Net Loss			(332)			(332)
Unrealized gain on available-for-sale securities, net of tax effect of $132,544					203,478	203,478
Total comprehensive income						203,146
Balance June 30, 2010	$0	$0	$8,903,233	$0	$362,940	$9,266,173

Balance March 31, 2011	$6,081	$5,335,052	$8,846,531	$(397,300)	$(151,333)	$13,639,031
Comprehensive income:
Net Loss			(39,227)			(39,227)
Unrealized gain on available-for-sale securities, net of tax effect of $109,367					167,897	167,897
Total comprehensive income						128,670
Balance June 30, 2011	$6,081	$5,335,052	$8,807,304	$(397,300)	$16,564	$13,767,701

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended June 30, 2011 and 2010

	2011	2010
Cash flows from Operating Activities
Net loss	$(39,227)	$(332)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Net amortization of investment securities	23,573	9,158
Decrease in net deferred loan costs	7,417	4,304
Provision for loan losses	46,000	51,359
Provision for ground rent losses	4,000	0
Gain on sale of investment securities	(6,661)	(28,919)
Write-down of OREO	10,000	0
Depreciation and amortization	52,860	57,383
Changes in operating assets and liabilities:
Accrued interest receivable	21,920	8,798
Prepaid expenses and other assets	23,775	(183,667)
Other liabilities	17,557	(66,697)
Net Cash provided by (used in) operating activities	161,214	(148,613)
Cash flows from Investing Activities
Decrease in loans receivable, net	1,477,257	91,665
Increase in investment certificates of deposit, net	(2,059)	(3,898)
Activity in held-to-maturity securities:
Sales	0	341,420
Maturities and repayments	0	166,157
Activity in available-for-sale securities:
Sales	8,335,878	2,415,955
Maturities, repayments and calls	3,361,139	4,620,056
Purchases	(7,893,674)	(2,502,407)
Purchase of property and equipment	(51,412)	(2,806)
Proceeds from sale of property and equipment	448	0
Redemption of FHLB stock	4,000	0
Proceeds from sale of ground rents	3,100	0
Net cash provided by investing activities	5,234,677	5,126,142
Cash flow from Financing Activities
(Decrease) Increase in deposits, net	(216,541)	3,156,567
Increase in advances from borrowers, net	334,252	385,161
Net cash provided by financing activities	117,711	3,541,728
Net Change in Cash and Cash Equivalents	5,513,602	8,519,257
Cash and Cash Equivalents, Beginning of Year	8,183,156	13,354,975
Cash and Cash Equivalents, End of Year	$13,696,758	$21,874,232

Supplemental disclosure:
Interest paid	$521,294	$598,969

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2011

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

In accordance with Office of Thrift Supervision (“OTS”) regulations governing the conversion, upon the completion of the conversion, the Bank restricted retained earnings by establishing a liquidation account.  The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion.  The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits.  Subsequent increases will not restore an eligible account holder’s interest in the liquidation account.  In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.  The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

Madison Square Federal Savings Bank was incorporated in 1870 under the laws of the State of Maryland.  The Bank is a federally chartered savings bank engaged in banking and related services primarily in the Baltimore Metropolitan area.

Summary of Significant Accounting Policies

The foregoing consolidated financial statements are unaudited; however in the opinion of management we have included all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period.  We derived the balances as of March 31, 2011 from audited financial statements.  These statements should be read in conjunction with Madison Bancorp’s financial statements and accompanying notes included in Madison Bancorp’s Form 10-K for the year ended March 31, 2011.  We have made no significant changes to Madison Bancorp’s accounting policies as disclosed in the Form 10-K.

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

Subsequent Events.  We evaluated subsequent events after June 30, 2011 through August 10, 2011, the date this report was available to be issued.  No significant subsequent events were identified which would affect the presentation of the financial statements.

Recently Adopted Accounting Guidance

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220)-Presentation of Comprehensive Income” amended disclosure guidance related to comprehensive income.  The amendment requires that all nonowner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendment also requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where components of new income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the consolidated statement of changes in shareholders’ equity was eliminated. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of this guidance is not expected to have a material impact on our consolidated results of operations or financial condition.

In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310)-A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” amended accounting and disclosure guidance relating to a creditor’s determination of whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The amendments are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. As a result of the application of the amendments, receivables previously measured under loss contingency guidance that are newly considered impaired should be disclosed, along with the related allowance for credit losses, as of the end of the period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The deferred credit risk disclosure guidance issued in July 2010 relating to troubled debt restructurings will now be effective for interim and annual periods beginning on or after June 15, 2011. Adoption of this guidance has not had a material impact on our consolidated results of operations or financial condition.

In July 2010, FASB issued ASU No. 2010-20, “Receivables (Topic 310)-Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systemic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a carry forward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans, and credit quality indicators.  ASU 2010-20 will become effective for financial statements as of March 31, 2011 as it relates to disclosures required as of the end of the reporting period.  Disclosures that relate to activity during a reporting period will be required for financial statements that include periods beginning on January 1, 2011.  Refer to “Note 4. Loans” and  “Note 5. Allowance for Loan Losses” for the required disclosures.

In April 2010, FASB issued ASU 2010-18, Receivables (Topic 310)-Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset — a consensus of the FASB Emerging Issues Task Force.  As a result of the amendments in this ASU, modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring.  This ASU was effective for modifications occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively.  In addition, upon initial adoption of the guidance in this ASU, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30.  Adoption of this guidance has not had a material impact on our consolidated results of operations or financial condition.

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

Note 2.  Supplemental Disclosure for Earnings per Share

When presented, basic earnings per share are computed by dividing income available to common shareholders’ by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Because the mutual to stock conversion was not completed until October 6, 2010, per share earnings data is not meaningful for prior comparative periods and therefore is not presented.  The calculation of weighted average common shares outstanding for the year ended March 31, 2011 is based on the period from October 6, 2010, the date of the conversion stock issuance, through March 31, 2011.

	Three Months Ended, June 30, 2011	For the Year Ended March 31, 2011
Net loss	$(39,227)	$(57,033)
Average common shares outstanding	568,386	567,037
Earnings per common share, basic	$(0.07)	$(0.10)

Note 3.  Investment Securities

The amortized cost and estimated fair value of investment securities at June 30, 2011 and March 31, 2011 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2011
Investment securities available-for-sale:
U.S. government agencies	$9,176,576	$11,657	$27,658	$9,160,575
Brokered certificates of deposit	5,694,083	5,931	13,385	5,686,629
Mortgage-backed securities (Agency)	28,070,262	259,897	206,855	28,123,304
Collateralized mortgage obligations (Agency)	6,113,703	5,452	7,686	6,111,469
	$49,054,624	$282,937	$255,584	$49,081,977

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2011
Investment securities available-for-sale:
U.S. government agencies	$10,233,047	$6,989	$84,729	$10,155,307
Brokered certificates of deposit	4,785,434	5,149	13,986	4,776,597
Mortgage-backed securities (Agency)	33,117,844	315,611	416,993	33,016,462
Collateralized mortgage obligations (Agency)	4,475,445	18,513	7,432	4,486,526
Collateralized mortgage obligations (Nonagency)	263,109	5,872	78,904	190,077
	$52,874,879	$352,134	$602,044	$52,624,969

The bank has arranged for a line of credit for liquidity to meet expected and unexpected cash needs with a large financial institution.  Any advances would be collateralized by the broker certificates of deposit and various U.S. Government Agency securities. As of June 30, 2011 and March 31, 2011, there were no borrowings or securities pledged under this line of credit.

The following is a summary of contractual maturities of securities available-for-sale as of June 30, 2011:

	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
Amounts maturing in:
One year or less	$5,536,026	$5,541,755
After one year through five years	6,582,816	6,556,329
After five years through ten years	1,819,817	1,820,388
After ten years	932,000	928,732
	14,870,659	14,847,204

Mortgage-backed securities (Agency)	28,070,262	28,123,304
Collateralized mortgage obligations (Agency)	6,113,703	6,111,469
	$49,054,624	$49,081,977

Proceeds from sales of investment securities were $8.3 million and $2.7 million during the three months ended June 30, 2011 and 2010, respectively with gains of $164,000 and losses of $157,000 for the three months ended June 30, 2011 and gains of $74,000 and losses of $45,000 for the three months ended June 30, 2010.

The following table presents Madison’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at June 30, 2011.

	Less than 12 Months		12 Months or More		Total
June 30, 2011	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Investment securities available-for-sale:
U.S. Government agencies	$3,545,005	$27,658	$0	$0	$3,545,005	$27,658
Brokered certificates of deposit	2,887,615	13,385	0	0	2,887,615	13,385
Mortgage-backed securities (Agency)	9,832,510	206,855	0	0	9,832,510	206,855
Collateralized mortgage obligations (Agency)	2,059,410	7,686	0	0	2,059,410	7,686
	$18,324,540	$255,584	$0	$0	$18,324,540	$255,584

The gross unrealized losses are not considered by management to be other-than-temporary impairments.  Management has the intent and ability to hold these securities until maturity.  In most cases, temporary impairment is caused by market interest rate fluctuations.

Note 4.  Loans Receivable

Loans receivable consist of the following at June 30, 2011 and March 31, 2011:

	June 30, 2011	March 31, 2011
Loans secured by mortgages:
Residential:
1-4 Single family	$55,743,763	$57,608,257
Multifamily	1,648,870	1,667,385
Commercial	13,618,962	12,154,376
Land	5,829,766	5,566,059
Lines of credit	1,795,551	1,756,463
Residential construction	1,303,304	2,175,906
	79,940,216	80,928,446
Consumer	715,310	828,925
Commercial	4,590,934	4,962,980
Total loans receivable	85,246,460	86,720,351
Net deferred costs	86,265	93,682
Allowance for loan losses	(684,901)	(635,535)
Loans receivable, net	$84,647,824	$86,178,498

The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans as of June 30, 2011 and March 31, 2011.

Commercial Credit Exposure	Commercial, Not Real Estate Secured		Commercial Real Estate
	June 30, 2011	March 31, 2011	June 30, 2011	March 31, 2011
Grade:
Pass	$4,534,663	$4,247,846	$11,728,334	$10,926,093
Special Mention	56,271	715,134	1,890,628	1,228,283
Substandard	0	0	0	0
Doubtful	0	0	0	0
Loss	0	0	0	0
	$4,590,934	$4,962,980	$13,618,962	$12,154,376

Other Credit Exposure	Residential Real Estate Construction and Land		Residential Real Estate Other (1)		Consumer
	June 30, 2011	March 31, 2011	June 30, 2011	March 31, 2011	June 30, 2011	March 31, 2011
Grade:
Pass	$6,104,648	$6,903,681	$58,212,117	$59,969,972	$715,310	$828,925
Special Mention	794,120	603,782	649,209	967,829	0	0
Substandard	234,302	234,502	326,858	94,304	0	0
Doubtful	0	0	0	0	0	0
Loss	0	0	0	0	0	0
	$7,133,070	$7,741,965	$59,188,184	$61,032,105	$715,310	$828,925

(1) Residential real estate other includes 1-4 family residential, multifamily residential and home equity lines of credit.

Age Analysis of Past Due Loans as of June 30, 2011 and March 31, 2011

June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccruing	Total Past Due and Nonaccruing	Current	Total Loans
Loans secured by mortgages:
Residential:
1-4 Single family	$6,588	$141,950	$0	$148,538	$55,595,225	$55,743,763
Multifamily	0	0	0	0	1,648,870	1,648,870
Commercial	390,545	0	0	390,545	13,228,417	13,618,962
Land	0	0	0	0	5,829,766	5,829,766
Lines of credit	0	0	0	0	1,795,551	1,795,551
Residential construction	0	0	0	0	1,303,304	1,303,304
	397,133	141,950	0	539,083	79,401,133	79,940,216
Consumer	12,278	433	0	12,711	702,599	715,310
Commercial	0	13,709	0	13,709	4,577,225	4,590,934
	$409,411	$156,092	$0	$565,503	$84,680,957	$85,246,460

March 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccruing	Total Past Due and Nonaccruing	Current	Total Loans
Loans secured by mortgages:
Residential:
1-4 Single family	$707,959	$0	$9,137	$717,096	$56,891,161	$57,608,257
Multifamily	0	0	0	0	1,667,385	1,667,385
Commercial	393,545	0	0	393,545	11,760,831	12,154,376
Land	0	0	0	0	5,566,059	5,566,059
Lines of credit	0	0	0	0	1,756,463	1,756,463
Residential construction	0	0	0	0	2,175,906	2,175,906
	1,101,504	0	9,137	1,110,641	79,817,805	80,928,446
Consumer	891	6,535	0	7,426	821,499	828,925
Commercial	0	0	0	0	4,962,980	4,962,980
	$1,102,395	$6,535	$9,137	$1,118,067	$85,602,284	$86,720,351

There are no loans that are 90 days or more past due that are in accrual status at either June 30, 2011 or March 31, 2011.

Loans on Nonaccrual Status as of June 30, 2011 and March 31, 2011

	June 30, 2011	March 31, 2011
Nonaccrual loans:
Residential1-4 Single family	$0	$9,137
Allowance for loan losses as a percentage of nonaccrual loans	0%	6,955.62%
Foregone interest on nonaccrual loans	$0	$610

Impaired Loans as of and for the Three Months Ended June 30, 2011

	Unpaid Principal Balance	Related Allowance	Average Unpaid Principal Balance	Interest Income Recognized

Impaired loans without a related reserve:
Loans secured by mortgages:
Residential:
1-4 Single family	$84,722	$0	$84,905	$596
Multifamily	0	0	0	0
Commercial	0	0	0	0
Land	0	0	0	0
Lines of credit	0	0	0	0
Residential construction	0	0	0	0
	84,722	0	84,905	596
Consumer	0	0	0	0
Commercial	0	0	0	0
Total impaired loans without a related reserve	84,722	0	84,905	596

Impaired loans with a related reserve:
Loans secured by mortgages:
Residential:
1-4 Single family	242,136	20,484	242,729	3,831
Multifamily	0	0	0	0
Commercial	0	0	0	0
Land	0	0	0	0
Lines of credit	0	0	0	0
Residential construction	234,302	71,846	234,464	3,131
	476,438	92,330	477,193	6,962
Consumer	0	0	0	0
Commercial	0	0	0	0
Total impaired loans with a related reserve	476,438	92,330	477,193	6,962

Total impaired loans:
Loans secured by mortgages:
Residential:
1-4 Single family	326,858	20,484	327,634	4,427
Multifamily	0	0	0	0
Commercial	0	0	0	0
Land	0	0	0	0
Lines of credit	0	0	0	0
Residential construction	234,302	71,846	234,464	3,131
	561,160	92,330	562,098	7,558
Consumer	0	0	0	0
Commercial	0	0	0	0
Total impaired loans	$561,160	$92,330	$562,098	$7,558

Impaired Loans as of and for the Year Ended March 31, 2011

	Unpaid Principal Balance	Related Allowance	Average Unpaid Principal Balance	Interest Income Recognized

Impaired loans without a related reserve:
Loans secured by mortgages:
Residential:
1-4 Single family	$94,304	$0	$99,211	$4,502
Multifamily	0	0	0	0
Commercial	0	0	0	0
Land	0	0	0	0
Lines of credit	0	0	0	0
Residential construction	0	0	0	0
	94,304	0	99,211	4,502
Consumer	0	0	0	0
Commercial	0	0	0	0
Total impaired loans without a related reserve	94,304	0	99,211	4,502

Impaired loans with a related reserve:
Loans secured by mortgages:
Residential:
1-4 Single family	0	0	0	0
Multifamily	0	0	0	0
Commercial	0	0	0	0
Land	0	0	0	0
Lines of credit	0	0	0	0
Residential construction	234,502	71,845	585,731	26,500
	234,502	71,845	585,731	26,500
Consumer	0	0	0	0
Commercial	0	0	0	0
Total impaired loans with a related reserve	234,502	71,845	585,731	26,500

Total impaired loans:
Loans secured by mortgages:
Residential:
1-4 Single family	94,304	0	99,211	4,502
Multifamily	0	0	0	0
Commercial	0	0	0	0
Land	0	0	0	0
Lines of credit	0	0	0	0
Residential construction	234,502	71,845	585,731	26,500
	328,806	71,845	684,942	31,002
Consumer	0	0	0	0
Commercial	0	0	0	0
Total impaired loans	$328,806	$71,845	$684,942	$31,002

We occasionally modify loans to extend the term to help borrowers stay current on their loan and to avoid foreclosure.    At June 30, 2011, we had six 1-4 single family mortgage loans totaling approximately $1.2 million that we had modified the terms either by increasing the payments to allow the customer to become current or deferring payments to the end of the term in the form of a balloon payment. We did not forgive any principal or interest, or modify the interest rates on the loans. Five of these six modified loans were in compliance with their modified terms at June 30, 2011. One loan with a balance of $242,000 is not in compliance with its modified terms, is considered impaired and we have taken a specific reserve of $20,000.  At June 30, 2011 and March 31, 2011, we did not have any modified loans that were considered troubled debt restructurings.

Note 5.  Allowance for Loan Losses

The activity in the allowance for loan losses is as follows:

	Three Months Ended June 30, 2011	Year Ended March 31, 2011	Three Months Ended June 30, 2010
Balance - Beginning of Year	$635,535	$605,000	$605,000
Provision for loan losses	46,000	234,519	51,359
Recoveries:
Residential 1-4 single family	3,366	1,641	1,641
Charge Offs:
Residential 1-4 single family	0	(31,810)	0
Residential construction	0	(173,815)	0
Balance - End of Year	$684,901	$635,535	$658,000

The following table set forth for the three months ended June 30, 2011, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

	Loans Secured By Mortgages
	Residential						Not Real Estate Secured
	1-4 Single Family	Multi- family	Commercial	Land	Lines of Credit	Residential Construction	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Beginning balance	$185,114	$17,417	$141,331	$73,355	$8,441	$95,779	$5,848	$63,745	$44,505	$635,535
Charge-offs	0	0	0	0	0	0	0	0	0	0
Recoveries	3,366	0	0	0	0	0	0	0	0	3,366
Provision	31,022	791	35,728	6,545	836	(9,086)	(1,531)	(5,256)	(13,049)	46,000
Ending Balance	$219,502	$18,208	$177,059	$79,900	$9,277	$86,693	$4,317	$58,489	$31,456	$684,901

Ending balance:
Individually evaluated for impairment	$20,484	$0	$0	$0	$0	$71,846	$0	$0	$0	$92,330
Collectively evaluated for impairment	$199,018	$18,208	$177,059	$79,900	$9,277	$14,847	$4,317	$58,489	$31,456	$592,571

Loans:
Ending balance	$55,743,763	$1,648,870	$13,618,962	$5,829,766	$1,795,551	$1,303,304	$715,310	$4,590,934		$85,246,460
Ending balance:
Individually evaluated for impairment	$326,858	$0	$0	$0	$0	$234,302	$0	$0		$561,160
Collectively evaluated for impairment	$55,416,905	$1,648,870	$13,618,962	$5,829,766	$1,795,551	$1,069,002	$715,310	$4,590,934		$84,685,300

Note 6. Borrowings

At June 30, 2011, we had the ability to borrow a total of approximately $30.8 million from the Federal Home Loan Bank of Atlanta and we have a $2.4 million line of credit with a large financial institution.  The FHLB borrowing requires us to pledge mortgage loans as collateral and the line of credit requires us to pledge brokered CD’s or US Government Agency securities.  At June 30, 2011, we had no Federal Home Loan Bank advances outstanding or borrowings on the line of credit. The rates on both borrowing lines will be determined at the time of an advance.

Note 7.  Commitments and Financial Instruments with Off-Balance-Sheet Credit Risk

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

The Bank had outstanding firm commitments to originate, fund or purchase loans as follows:

	June 30, 2011	March 31, 2011

Mortgage loans commitments –fixed rate	$1,085,561	$2,780,080
Mortgage loans commitments –variable rate	4,723,004	4,284,968
Commitments to originate nonmortgage loans	0	0
Commitments to purchase loans	0	606,813
Unused equity lines of credit (variable rate)	1,878,789	1,554,378
Commercial and consumer lines of credit	861,770	801,645
Standby letters of credit	472,708	472,708
Total	$9,021,832	$10,500,592

Note 8.  Fair Value Measurements

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

Investment securities available-for-sale are the only financial assets measured at fair value on a recurring basis.  As of June 30, 2011 and March 31, 2011, the fair values were measured using the following methodologies:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Government agencies	$3,573,966	$5,586,609	$0	$9,160,575
Brokered certificates of deposit	5,686,629	0	0	5,686,629
Mortgage-backed securities (Agency)	1,008,224	27,112,549	2,531	28,123,304
Collateralized mortgage obligations (Agency)	1,790,290	3,842,141	479,038	6,111,469
	$12,059,109	$36,541,299	$481,569	$49,081,977

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Government agencies	$3,601,607	$6,553,700	$0	$10,155,307
Brokered certificates of deposit	4,776,597	0	0	4,776,597
Mortgage-backed securities (Agency)	1,367,178	31,646,558	2,726	33,016,462
Collateralized mortgage obligations (Agency)	785,161	3,182,752	518,613	4,486,526
Collateralized mortgage obligations (Nonagency)	0	190,077	0	190,077
	$10,530,543	$41,573,087	$521,339	$52,624,969

The following table represents a roll-forward of the amounts for the three months ended June 30, 2011 and the year ended March 31, 2011, for financial instruments classified by Madison within Level 3 of the valuation hierarchy.

	For the Three Months Ended June 30, 2011	For the Year Ended March 31, 2011

Balance at beginning of the period	$521,339	$3,623
Total realized and unrealized gains and losses:
Included in net income	0	0
Included in other comprehensive income	(19,928)	0
Purchases	0	529,984
Paydowns	(19,842)	(12,268)
Transfers in and/or out of Level 3	0	0
Balance at the end of the period	$481,569	$521,339

The Bank measures its other real estate owned, on a nonrecurring basis, at fair value less cost to sell.  As of June 30, 2011, the $424,000 of fair value of other real estate owned was based on offers and/or appraisals.  Cost to sell the real estate was based on standard market factors.  The Bank has categorized its foreclosed real estate as level three.  The Bank does not measure the fair value of its other financial assets or liabilities on a recurring or nonrecurring basis.

The estimated fair values of financial instruments are as follows:

	June 30, 2011		March 31, 2011
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$13,697	$13,697	$8,183	$8,183
Certificates of deposit	485	485	483	483
Investment securities	49,082	49,082	52,625	52,625
Loans, net	84,648	84,732	86,178	86,250
Total financial assets	$147,912	$147,996	$147,469	$147,541

	June 30, 2011		March 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Deposits	$139,302	$140,917	$139,518	$141,281
Advanced payments by borrowers for taxes and insurance	892	892	558	558
Total financial liabilities	$140,194	$141,809	$140,076	$141,839

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of June 30, 2011 and March 31, 2011:

Cash and cash equivalents: The amounts reported at cost approximate the fair value of these assets.

Certificates of deposit: The amounts reported at cost approximate the fair value of these assets.

Investment securities:  The fair values are based on the quoted market values or values of securities with similar rates and terms.  The fair values are provided to the Bank by a third party.

Loans, net: We estimate the fair value of loans by discounting future cash flows using current rates for which we would make similar loans to borrowers with similar credit histories.

Deposits: The fair value of demand deposits and savings accounts is the amount payable on demand. We estimate the fair value of fixed maturity certificates of deposit using the rates currently offered for deposits of similar remaining maturities.

Advanced payments by borrowers for taxes and insurance: The amounts reported at cost approximate the fair value of these assets.

Note 9. Regulatory Capital Ratios

	Actual		Minimum Requirements		To Be Well Capitalized
(dollars in thousands)	Amount	%	Amount	%	Amount	%

As of June 30, 2011:
Total risk-based capital (to risk-weighted assets)	$12,543	16.9%	$5,950	8.0%	$7,437	10.0%
Tier I capital (to risk-weighted assets)	11,943	16.1	N/A	N/A	4,462	6.0
Tier I capital (to adjusted total assets)	11,943	7.8	6,160	4.0	7,700	5.0

As of March 31, 2011:
Total risk-based capital (to risk-weighted assets)	$12,531	16.7%	$6,010	8.0%	$7,512	10.0%
Tier I capital (to risk-weighted assets)	11,963	15.9	N/A	N/A	4,507	6.0
Tier I capital (to adjusted total assets)	11,963	7.8	6,157	4.0	7,696	5.0

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Bank’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed beginning on page 18 of the Company’s Annual Report Form 10-K dated June 28, 2011 under the section titled “Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.  The following represent our critical accounting policies:

Allowance for Loan Losses.  The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are:  loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance monthly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions, and other factors related to the collectability of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation.  In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.  A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Fair Value of Investments.  Securities are characterized as available-for-sale or held-to-maturity based on management’s ability and intent regarding such investment at acquisition. On an ongoing basis, management must estimate the fair value of its investment securities based on information and assumptions it deems reliable and reasonable, which may be quoted market prices or if quoted market prices are not available, fair values extrapolated from the quoted prices of similar instruments. Based on this information, an assessment must be made as to whether any decline in the fair value of an investment security should be considered an other-than-temporary impairment and recorded in noninterest revenue as a loss on investments. The determination of such impairment is subject to a variety of factors, including management’s judgment and experience.

Comparison of Financial Condition at June 30, 2011 and March 31, 2011

Assets.  Total assets increased $264,000 from $154.0 million at March 31, 2011 to $154.3 million at June 30, 2011 as a $5.5 million, or 67.4% increase in cash and cash equivalents offset a $3.5 million, or 6.7% decrease  in investment securities available for sale, net and a $1.6 million, or 1.8% decrease in loans receivable, net.

Loans.  Net loans receivable decreased by $1.6 million, or 1.8%, from $86.2 million at March 31, 2011 to $84.6 million at June 30, 2011, primarily as a result of the net effect of a $1.9 million decrease in residential mortgage loans, an $873,000 decrease in residential construction loans, a $372,000 decrease in commercial loans, a $114,000 decrease in consumer loans and a $19,000 decrease in multifamily mortgage loans offset by a $1.5 million increase in commercial real estate loans, a $264,000 increase in land loans, and a $39,000 increase in home equity lines of credit.  The decrease in residential mortgage loans was primarily a result of borrowers refinancing loans elsewhere and normal principal reductions. A portion of the increase in commercial real estate loans and the decrease in commercial loans was from a reclassification of a $668,000 loan from commercial to commercial real estate.  A portion of the decrease in residential construction was from a $400,000 loan completing the construction phase and moving to permanent financing and a $370,000 loan paying off.

Cash and Cash Equivalents. Cash and cash equivalents increased by $5.5 million or 67.4%, from $8.2 million at March 31, 2011 to $13.7 million at June 30, 2011, due to the timing of reinvesting excess liquidity from the sales of investment securities and the repayments of loans.

Securities.   Our available-for-sale securities decreased by $3.5 million, or 6.7%, from $52.6 million at March 31, 2011 to $49.1 million at June 30, 2011. The decrease in available-for-sale securities is the result of the sale of the entire Redemption-In-Kind portfolio with proceeds of $774,000 as well as $7.5 million of selected U.S. Agency mortgage backed securities.  The decrease in available-for-sale securities was also caused by $3.4 million of securities being called, having matured, or repayments offset by the purchase of $6.7 million of securities and $1.2 million of brokered investments CD’s. Proceeds from the sale of available-for-sale securities were $8.3 million during the three months ended June 30, 2011, resulting in gross gains of $164,000 and gross losses of $157,000.  Proceeds from the sales of available-for-sale and held-to-maturity securities were $2.7 million for the three months ended June 30, 2010, resulting in gross gains of $74,000 and gross losses of $45,000. At June 30, 2011, we also held a $239,000 investment in the common stock of the Federal Home Loan Bank of Atlanta.

Ground Rent.  Our balance in ground rents decreased by $7,000 from $454,000 at March 31, 2011 to $447,000 at June 30, 2011.

Deposits.   Total deposits decreased by $217,000 to $139.3 million at June 30, 2011 from $139.5 million at March 31, 2011.  Balances of noninterest-bearing deposits increased to $5.4 million at June 30, 2011 from $5.3 million at March 31, 2011.  NOW and Money Market deposits decreased $283,000 from $8.4 million at March 31, 2011 to $8.1 million at June 30, 2011. Savings deposits increased $92,000 from $22.5 million at March 31, 2011 to $22.6 million at June 30, 2011 and certificates of deposits decreased by $193,000 from $103.3 million at March 31, 2011 to $103.1 million at June 30, 2011.

Borrowings.   We had no borrowings at June 30, 2011 or March 31, 2011.

Results of Operations for the Three Months Ended June 30, 2011 and 2010

Overview.  Our net loss was $39,000 for the three months ended June 30, 2011, compared to a net loss of $332 for the three months ended June 30, 2010.  The net loss for the 2011 quarter was primarily from a decrease in fee income on non-depository products, a decrease in sub lease income from the sublease of a portion of the previous administrative headquarters and a decrease in investment security gains offset by improvements in some categories including an increase in net interest income and a decrease in provision for loan losses.

Net Interest Income.  Net interest income increased to $964,000 for the three months ended June 30, 2011 as compared to $951,000 for the three months ended June 30, 2010, due to a decrease in the cost of funds for deposits, partially offset by a decrease in the yield on earning assets.  Our interest rate spread was 2.48% for the three months ended June 30, 2011 compared to 2.60% for the three months ended June 30, 2010 and our net interest margin decreased to 2.62% for the three months ended June 30, 2011 from 2.70% for the three months ended June 30, 2010. Both decreases in interest rate spread and net interest margin can be attributed to the decreased yield on investment securities.

Interest on loans decreased by $65,000. The average balance of loans decreased by $4.7 million to $85.5    million for the three months ended June 30, 2011 from $90.2 million for the three months ended June 30, 2010.  The average yield on loans remained flat at 5.66% for the three months ended June 30, 2011 and 2010.

Interest on securities available-for-sale increased by $27,000 for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, due to an increase in average balances of $17.9 million from the investment of excess liquidity.  This increase in average balances was offset by an 81 basis point decrease in the average yield.  On December 31, 2010 the entire held-to-maturity investment portfolio of $1.2 million was transferred to available-for-sale and was subsequently sold in May 2011.  Interest on securities held-to-maturity was $26,000 for the three months ended June 30, 2010.

Interest on interest-bearing deposits was $7,000 for the three months ended June 30, 2011 as compared to $11,000 for the three months ended June 30, 2010, as a result of a $4.2 million decrease in average balances and a slight decrease in the average yield of 4 basis points.

Interest on total deposits decreased $80,000 for the three months ended June 30, 2011 from $603,000 for the three months ended June 30, 2010 to $523,000 for the three months ended June 30, 2011, due to a 27 basis point decrease in the average cost of interest-bearing deposits offset by a $1.9 million increase in the average balance of interest-bearing deposits.  Interest on certificates of deposits decreased $77,000 to $500,000 for the three months ended June 30, 2011 as a result of the 35 basis point decrease in average cost of deposits offset by an increase in average balances of $2.1 million.  Interest on savings deposits remained flat at $14,000 for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.  Interest on NOW and money market deposit accounts decreased by $3,000 to $9,000 for the three months ended June 30, 2011 due to a decrease in the average cost of the deposits and a decrease in balances of $244,000.

Average Balance and Yields.  The following table for the three months ended June 30, 2011 and 2010 presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs.  The yields and costs for the periods indicated are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.  Average balances have been calculated using daily balances.  Amortization of net deferred loan fees is included in interest income on loans and is insignificant.  Nonaccruing loans have been included in the table as loans carrying a zero yield.  No tax-equivalent adjustments were made.

	Three Months Ended June 30
	2011			2010
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets:
Interest-bearing deposits	$11,023,615	$7,130	0.26%	$15,197,510	$11,377	0.30%
Investment securities available-for-sale	50,634,374	265,244	2.10%	32,752,433	238,399	2.91%
Investment securities held-to-maturity	0	0	0.00%	2,233,658	25,579	4.58%
Loans receivable, net	85,513,551	1,207,179	5.66%	90,159,998	1,272,336	5.66%
Other interest-earning assets	690,668	7,399	4.30%	719,773	6,360	3.54%
Total interest-earning assets	147,862,208	1,486,952	4.03%	141,063,372	1,554,051	4.42%
Noninterest-earning assets	6,800,651			6,986,199
Total assets	$154,662,859			$148,049,571

Liabilities and shareholders’ equity:
Time deposits	$103,155,909	499,861	1.94%	$101,101,929	576,925	2.29%
Savings	22,741,275	14,150	0.25%	22,633,704	13,838	0.25%
NOW and money market accounts	8,278,406	8,740	0.42%	8,522,704	12,050	0.57%
Total interest-bearing deposits	134,175,590	522,751	1.56%	132,258,377	602,813	1.83%
Other interest-bearing liabilities	741,493	0	0.00%	769,279	34	0.02%
Total interest-bearing liabilities	134,917,083	522,751	1.55%	133,027,616	602,847	1.82%
Noninterest-bearing deposits	5,573,320			5,499,805
Other noninterest-bearing liabilities	377,932			467,999
Total liabilities	140,868,335			138,995,420
Total shareholders’ equity	13,794,524			9,054,151
Total liabilities and shareholders’ equity	$154,662,859			$148,049,571

Net interest income		$964,201			$951,204
Interest rate spread			2.48%			2.60%
Net interest margin			2.62%			2.70%
Average interest-earning assets to average interest-bearing liabilities			109.59%			106.04%

•	Average loan balances include nonaccrual loans.
•	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

Provision and Allowance for Loan Losses.  We maintain an allowance at a level necessary to absorb management’s best estimate of probable loan losses in the portfolio.  Management considers, among other factors, historical loss experience, type and amount of loans, borrower concentrations and current conditions of the economy.  In addition, the allowance considers the level of loans which management monitors as a result of inconsistent repayment patterns.  Management has identified commercial real estate loans as an area for expected increased lending.  Such loans carry a higher degree of credit risk than our historical single-family lending.

Our provision for loan losses decreased $5,000 to $46,000 for the three months ended June 30, 2011 from $51,000 at June 30, 2010.  At June 30, 2011, the allowance for loan losses was $685,000, or 0.80% of the total end of period loan portfolio, compared to $636,000 or 0.73% of the total end of period loan portfolio, at March 31, 2011 and $658,000, or 0.72% of the total end of period loan portfolio, at June 30, 2010.  We had no nonaccrual loans at June 30, 2011 compared to $9,000, of 1-4 family residential mortgages at March 31, 2011 and $865,000 of primarily residential construction at June 30, 2010.

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral.  This evaluation is ongoing and results in variations in our provision for loan losses.

Madison had loan recoveries of $3,000 and no charge-offs during the three months ended June 30, 2011, compared to $2,000 of recoveries and no charge-offs during the three months ended June 30, 2010.

Although management utilizes its best judgment in providing for losses, there can be no assurance that they will not have to change its allowance for loan losses in subsequent periods.  Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

An analysis of the changes in the allowance for loan losses, non-performing loans and classified loans is presented under “—Risk Management—Analysis of Nonperforming and Classified Assets” and “Risk Management—Analysis and Determination of the Allowance for Loan Losses” in the Annual Report on Form 10-K dated March 31, 2011.

Analysis of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or for the Three
	Months Ended June 30,
	2011	2010

Allowance for loan losses at beginning of period	$635,535	$605,000
Provision for loan losses	46,000	51,359
Recoveries:
Loans secured by mortgages:
Residential:
1-4 single family	3,366	1,641
Charge-offs:
Total charge-offs	0	0
Net charge-offs	(3,366)	(1,641)

Allowance for loan losses at end of period	$684,901	$658,000

Allowance for loan losses to non-performing loans	NM	76.09%
Allowance for loan losses to total loans outstanding at the end of the period	0.80%	0.72%
Net charge-offs (recoveries) to average loans outstanding during the period	(0.00)%	(0.00)%

Noninterest Revenue.  Noninterest revenue decreased for the three months ended June 30, 2011 to $45,000 as compared to $104,000 for the three months ended June 30, 2010.  The decrease during the period was primarily due to the decrease in gain on sale of investment securities of $22,000, a decrease in other income which includes a decrease in fee income from the sale of non-deposit products of $17,000, and a $24,000 decrease in sublease income from the sublease of a portion of the previous administrative headquarters.

Noninterest Expenses. Noninterest expense decreased by $2,000 or 0.2% to $1.0 million for the three months ended June 30, 2011, primarily due to a decreases in occupancy and equipment expenses and FDIC and OTS assessments which were partially offset by increases in salaries and employee benefits, professional services and other operating expenses. The bank reduced its occupancy and equipment expense by $43,000 a portion of which was the moving of the administrative headquarters in March 2011.  Included in other operating expense in the current period was a $10,000 write-down of the carrying value of the OREO property.

Income Tax Expense.  For the three months ended June 30, 2011, and 2010 we incurred no income tax expense.  At March 31, 2011, we had a net operating loss carry-forward totaling approximately $479,000, which expires in 2030 and 2031.  We also had a capital loss carry-forward of approximately $566,000, which expires in 2014.  We have established a valuation allowance to reflect uncertainty as to our ability to realize our deferred tax asset.  See Note 13 of notes to consolidated financial statements for March 31, 2011 Annual Report filed in the Form 10-K.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The level of these assets depends on our operating, financing, lending and investing activities during any given period.  At June 30, 2011, cash and cash equivalents totaled $13.7 million.  Securities classified as available-for-sale, amounted to $49.1 million. The interest-bearing deposits in banks of $485,000 at June 30, 2011, provide additional sources of liquidity.  Our liquidity has increased as customers have sought the safety of FDIC insured deposits.  In addition, at June 30, 2011, we had the ability to borrow a total of approximately $30.8 million from the Federal Home Loan Bank of Atlanta and we have a $2.4 million line of credit with a large financial institution.  At June 30, 2011, we had no Federal Home Loan Bank advances outstanding or borrowings on the line of credit.

At June 30, 2011 we had $9.0 million in commitments to extend credit outstanding.  Certificates of deposit due within one year of June 30, 2011 totaled $56.5 million, or 54.7% of certificates of deposit.  We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2012.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 4. Controls and Procedures

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

(b)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

The company is not involved in any pending legal proceedings other than routine legal proceedings in the ordinary course of business.  We are not a party to any pending legal proceeding that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Removed and Reserved

N/A

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation of Madison Bancorp, Inc. (1)
3.2	Bylaws of Madison Bancorp, Inc. (2)
4.0	Form of Common Stock Certificate of Madison Bancorp, Inc. (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
101.0*
The following materials from the Company’s Quarterly Report on form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text

*Furnished, not filed.
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

(3)
Incorporated herein by reference to exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-167455), as amended, initially filed with the Securities and Exchange Commission on June 11, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MADISON BANCORP, INC.

Dated: August 11, 2011	By:	/s/ Michael P. Gavin
Michael P. Gavin
President and Chief Executive Officer
(principal executive)

/s/ Paul A. Lovelace
Paul A. Lovelace
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)