Form 10-Q
period 2011-09-30
Madison Bancorp Inc
filed 2011-11-09
CIK 1492324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐      No   ☒

As of November 8, 2011, there were 608,116 shares of the registrant’s common stock outstanding.

MADISON BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MADISON BANCORP, INC AND SUBSIDIARIES
Consolidated Statements of Financial Condition
September 30, 2011 and March 31, 2011

	September 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$6,784,798	$8,183,156
Certificates of deposit	732,735	482,673
Investment securities available-for-sale	56,437,886	52,624,969
Federal Home Loan Bank stock, at cost	236,600	242,500
Loans receivable, net	82,885,871	86,178,498
Premises and equipment, net	3,845,941	3,876,969
Ground rents, net	432,956	453,856
Other real estate owned	0	434,000
Accrued interest receivable	426,170	440,683
Deferred income taxes	0	208,277
Prepaid expenses and other assets	765,207	865,201
Total Assets	$152,548,164	$153,990,782
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing	$5,771,805	$5,262,091
NOW and Money Market	8,402,056	8,405,771
Savings	22,104,108	22,521,417
Time	101,383,578	103,329,077
Total Deposits	137,661,547	139,518,356
Advances from borrowers for taxes and insurance	308,339	557,984
Deferred income taxes	141,824	0
Other liabilities	256,473	275,411
Total Liabilities	138,368,183	140,351,751
Shareholders’ Equity
Common Stock, $.01 par value, 10,000,000 shares authorized. Issued: 608,116 shares at September 30, 2011 and March 31, 2011	6,081	6,081
Additional paid-in capital	5,335,052	5,335,052
Retained earnings	8,850,015	8,846,531
Unearned ESOP shares	(397,300)	(397,300)
Accumulated other comprehensive income (loss)	386,133	(151,333)
Total Shareholders’ Equity	14,179,981	13,639,031
Total Liabilities and Shareholders’ Equity	$152,548,164	$153,990,782

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
Three and Six Months Ended September 30, 2011 and 2010

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest Revenue
Interest and fees on loans	$1,183,828	$1,265,498	$2,391,008	$2,537,834
Investment securities available-for-sale	264,561	196,740	529,805	435,139
Investment securities held-to-maturity	0	22,056	0	47,635
Interest-bearing deposits	7,486	15,743	14,617	27,120
Other	8,368	8,607	15,766	14,966
Total Interest Revenue	1,464,243	1,508,644	2,951,196	3,062,694
Interest Expense
Interest on deposits:
Time	491,094	556,975	990,955	1,133,900
Savings	11,210	13,652	25,360	27,490
NOW and money market demand accounts	8,446	10,629	17,187	22,679
Other interest expense	0	6	0	40
Total Interest Expense	510,750	581,262	1,033,502	1,184,109
Net Interest Income	953,493	927,382	1,917,694	1,878,585
Provision for Loan Losses	75,099	60,315	121,099	111,674
Net Interest Income after Provision for Loan Losses	878,394	867,067	1,796,595	1,766,911
Noninterest Revenue
Gain on sale of investment securities	31,813	27,459	38,474	56,378
Other	50,753	76,794	88,806	151,227
Total Noninterest Revenue	82,566	104,253	127,280	207,605
Noninterest Expenses
Salaries and employee benefits	507,784	473,882	1,016,856	953,630
Occupancy and equipment expense	219,184	270,542	451,843	546,236
Advertising	3,323	1,733	6,915	3,546
Professional services	60,300	33,145	90,795	69,191
FDIC premiums and regulatory assessments	28,770	100,097	104,174	197,398
Data processing	51,902	44,815	106,136	98,087
Stationery and postage	17,375	17,388	42,686	37,421
Other operating expenses	29,611	46,715	100,986	86,336
Total Noninterest Expense	918,249	988,317	1,920,391	1,991,845
Income (Loss) Before Income Taxes	42,711	(16,997)	3,484	(17,329)
Income Tax Expense (Benefit)	0	0	0	0
Net Income (Loss)	$42,711	$(16,997)	$3,484	$(17,329)

Basic income (loss) per common share	$0.08	N/A	$0.01	N/A
Diluted income (loss) per common share	$0.08	N/A	$0.01	N/A

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
Six Months Ended September 30, 2011 and 2010

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-in	Retained	ESOP	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Shares	Income	Equity
Balance March 31, 2010	$0	$0	$8,903,564	$0	$159,463	$9,063,027
Comprehensive income:
Net Loss			(17,329)			(17,329)
Unrealized gain on available-for-sale securities, net of tax effect of $135,265					207,656	207,656
Total comprehensive income						190,327
Balance September 30, 2010	$0	$0	$8,886,235	$0	$367,119	$9,253,354

Balance March 31, 2011	$6,081	$5,335,052	$8,846,531	$(397,300)	$(151,333)	$13,639,031
Comprehensive income:
Net Income			3,484			3,484
Unrealized gain on available-for-sale securities, net of tax effect of $350,101					537,466	537,466
Total comprehensive income						540,950
Balance September 30, 2011	$6,081	$5,335,052	$8,850,015	$(397,300)	$386,133	$14,179,981

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended September 30, 2011 and 2010

	2011	2010
Cash flows from Operating Activities
Net income (loss)	$3,484	$(17,329)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Net amortization of investment securities	61,273	21,472
Decrease in net deferred loan costs	17,226	13,759
Provision for loan losses	121,099	111,674
Provision for ground rent losses	13,000	593
Gain on sale of investment securities	(38,474)	(56,378)
Loss on sale and write-down of other real estate owned	19,948	0
Depreciation and amortization	109,068	115,644
Changes in operating assets and liabilities:
Accrued interest receivable	14,513	841
Prepaid expenses and other assets	99,994	(193,416)
Other liabilities	(18,938)	(62,751)
Net Cash provided by (used in) operating activities	402,193	(65,891)
Cash flows from Investing Activities
Decrease in loans receivable, net	3,154,302	1,003,588
Increase in investment certificates of deposit, net	(250,062)	(7,813)
Activity in held-to-maturity securities:
Sales	0	588,538
Maturities and repayments	0	275,722
Activity in available-for-sale securities:
Sales	13,936,505	3,204,862
Maturities, repayments and calls	8,681,714	11,281,384
Purchases	(25,566,368)	(16,115,458)
Purchase of property and equipment	(78,488)	(25,880)
Proceeds from sale of property and equipment	448
Redemption of FHLB stock	5,900	0
Proceeds from sale of other real estate owned	414,052	0
Proceeds from sale of ground rents	7,900	6,100
Net cash provided by investing activities	305,903	211,043
Cash flow from Financing Activities
(Decrease) increase in deposits, net	(1,856,809)	6,781,589
Decrease in advances from borrowers, net	(249,645)	(277,806)
Net cash provided by financing activities	(2,106,454)	6,503,783
Net Change in Cash and Cash Equivalents	(1,398,358)	6,648,935
Cash and Cash Equivalents, Beginning of Period	8,183,156	13,354,975
Cash and Cash Equivalents, End of Period	$6,784,798	$20,003,910

Supplemental disclosure:
Interest paid	$1,036,114	$1,190,390
Loans transferred to other real estate owned	$0	$434,000

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2011

Note 1.  Activities and Summary of Significant Accounting Policies

Madison Bancorp, Inc. (Company) was incorporated on May 20, 2010, to be the holding company for Madison Square Federal Savings Bank (Bank) in conjunction with the Bank’s plan of conversion from mutual to stock form of ownership.  On October 6, 2010, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly owned subsidiary of the Company.  The conversion was accomplished through the sale and issuance of 608,116 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of $5,340,068, net of offering expenses of $741,092.  In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (ESOP) which subscribed for 7% of the number of shares sold in the offering, or 42,568 shares of common stock sold.  Accordingly, the reported results for the period since the conversion date relate to the consolidated holding company.  All material intercompany accounts and transaction have been eliminated in consolidation.

In accordance with applicable regulations governing the conversion, upon the completion of the conversion, the Bank restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

Madison Square Federal Savings Bank was incorporated in 1870 under the laws of the State of Maryland.  The Bank is a federally chartered savings bank engaged in banking and related services primarily in the Baltimore Metropolitan area.

Summary of Significant Accounting Policies

The foregoing consolidated financial statements are unaudited; however, in the opinion of management, we have included all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period.  We derived the balances as of March 31, 2011, from audited financial statements.  These statements should be read in conjunction with Madison Bancorp’s financial statements and accompanying notes included in Madison Bancorp’s Form 10-K for the year ended March 31, 2011.  We have made no significant changes to Madison Bancorp’s accounting policies as disclosed in the Form 10-K.

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

Reclassifications.  Certain prior year amounts have been reclassified to conform to current period classifications.  The reclassifications had no effect on net loss or the net change in cash and cash equivalents and are not material to previously issued financial statements.

Use of Estimates.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred income tax valuation allowances, the fair value of investment securities, and other than temporary impairment of investment securities.

Subsequent Events.  We evaluated subsequent events after September 30, 2011 through November 8, 2011, the date this report was available to be issued.  No significant subsequent events were identified which would affect the presentation of the financial statements.

Recently Adopted Accounting Guidance

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220)-Presentation of Comprehensive Income” which amended disclosure guidance related to comprehensive income.  The amendment requires that all nonowner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendment also requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the consolidated statement of changes in shareholders’ equity was eliminated. The amendments in this update are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Adoption of this guidance is not expected to have a material impact on our consolidated results of operations or financial condition.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820, and requires additional fair value disclosures. This guidance is effective for annual periods beginning after December 15, 2011, and is not expected to have a material impact on our consolidated results of operations or financial condition.

In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310)-A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”, which amended accounting and disclosure guidance relating to a creditor’s determination of whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of the application of the amendments, receivables previously measured under loss contingency guidance that are newly considered impaired should be disclosed, along with the related allowance for credit losses, as of the end of the period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The deferred credit risk disclosure guidance issued in July 2010 relating to troubled debt restructurings will now be effective for interim and annual periods beginning on or after June 15, 2011. Adoption of this guidance has not had a material impact on our consolidated results of operations or financial condition.

In July 2010, FASB issued ASU No. 2010-20, “Receivables (Topic 310)-Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systemic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a carry forward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans, and credit quality indicators.  ASU 2010-20 will become effective for financial statements as of March 31, 2011, as it relates to disclosures required as of the end of the reporting period.  Disclosures that relate to activity during a reporting period will be required for financial statements that include periods beginning on January 1, 2011.  Refer to “Note 4. Loans” and “Note 5. Allowance for Loan Losses” for the required disclosures.

Note 2.  Supplemental Disclosure for Earnings per Share

When presented, basic earnings per share are computed by dividing income available to common shareholders’ by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Because the mutual to stock conversion was not completed until October 6, 2010, per share earnings data is not meaningful for prior comparative periods and therefore is not presented.  The calculation of weighted average common shares outstanding for the year ended March 31, 2011, is based on the period from October 6, 2010, the date of the conversion stock issuance, through March 31, 2011.

	Three Months Ended September 30, 2011	Six Months Ended, September 30, 2011	For the Year Ended March 31, 2011
Net income (loss)	$42,711	$3,484	$(57,033)
Average common shares outstanding	568,386	568,386	567,037
Earnings per common share, basic	$0.08	$0.01	$(0.10)

Note 3.  Investment Securities

The amortized cost and estimated fair value of investment securities at September 30, 2011 and March 31, 2011 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2011
Investment securities available-for-sale:
U.S. government agencies	$5,152,913	$7,054	$540	$5,159,427
Obligations of state and political subdivisions	140,000	4,176	0	144,176
Brokered certificates of deposit	6,569,847	6,056	9,409	6,566,494
Mortgage-backed securities (Agency)	35,988,467	634,874	4,977	36,618,364
Collateralized mortgage obligations (Agency)	7,949,002	9,185	8,762	7,949,425
	$55,800,229	$661,345	$23,688	$56,437,886

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2011
Investment securities available-for-sale:
U.S. government agencies	$10,233,047	$6,989	$84,729	$10,155,307
Brokered certificates of deposit	4,785,434	5,149	13,986	4,776,597
Mortgage-backed securities (Agency)	33,117,844	315,611	416,993	33,016,462
Collateralized mortgage obligations (Agency)	4,475,445	18,513	7,432	4,486,526
Collateralized mortgage obligations (Nonagency)	263,109	5,872	78,904	190,077
	$52,874,879	$352,134	$602,044	$52,624,969

The bank has arranged for a $2.4 million line of credit for liquidity to meet expected and unexpected cash needs with a large financial institution.  Any advances would be collateralized by the broker certificates of deposit and various U.S. Government Agency securities. As of September 30, 2011 and March 31, 2011, there were no borrowings or securities pledged under this line of credit.

The following is a summary of contractual maturities of securities available-for-sale as of September 30, 2011:

	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
Amounts maturing in:
One year or less	$3,433,847	$3,436,346
After one year through five years	5,286,052	5,282,760
After five years through ten years	2,252,861	2,256,781
After ten years	890,000	894,210
	11,862,760	11,870,097

Mortgage-backed securities (Agency)	35,988,467	36,618,364
Collateralized mortgage obligations (Agency)	7,949,002	7,949,425
	$55,800,229	$56,437,886

Proceeds from sales of investment securities were $13.9 million and $3.2 million during the six months ended September 30, 2011 and 2010, respectively with gains of $308,000 and losses of $269,000 for the six months ended September 30, 2011 and gains of $109,000 and losses of $53,000 for the six months ended September 30, 2010.

The following table presents Madison’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at September 30, 2011.

	Less than 12 Months		12 Months or More		Total
September 30, 2011	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Investment securities available-for-sale:
U.S. Government agencies	$502,397	$540	$0	$0	$502,397	$540
Obligations of state and political subdivisions	0	0	0	0	0	0
Brokered certificates of deposit	2,735,591	9,409	0	0	2,735,591	9,409
Mortgage-backed securities (Agency)	1,279,925	3,161	74,862	1,816	1,354,787	4,977
Collateralized mortgage obligations (Agency)	2,372,582	8,762	0	0	2,372,582	8,762
	$6,890,495	$21,872	$74,862	$1,816	$6,965,357	$23,688

The gross unrealized losses are not considered by management to be other-than-temporary impairments.  Management has the intent and ability to hold these securities until maturity.  In most cases, temporary impairment is caused by market interest rate fluctuations.

Note 4.  Loans Receivable

Loans receivable consist of the following at September 30, 2011 and March 31, 2011:

	September 30, 2011	March 31, 2011
Loans secured by mortgages:
Residential:
1-4 Single family	$54,107,526	$57,608,257
Multifamily	1,630,187	1,667,385
Lines of credit	1,810,297	1,756,463
Commercial	12,278,862	12,154,376
Land	6,374,505	5,566,059
Construction	2,308,250	2,175,906
	78,509,627	80,928,446
Consumer	658,083	828,925
Commercial	4,401,705	4,962,980
Total loans receivable	83,569,415	86,720,351
Net deferred costs	76,456	93,682
Allowance for loan losses	(760,000)	(635,535)
Loans receivable, net	$82,885,871	$86,178,498

The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans as of September 30, 2011 and March 31, 2011.

Commercial Credit Exposure	Commercial, Not Real Estate Secured		Commercial Real Estate
	September 30, 2011	March 31, 2011	September 30, 2011	March 31, 2011
Grade:
Pass	$4,350,076	$4,247,846	$10,004,205	$10,926,093
Special Mention	51,629	715,134	2,274,657	1,228,283
Substandard	0	0	0	0
Doubtful	0	0	0	0
Loss	0	0	0	0
	$4,401,705	$4,962,980	$12,278,862	$12,154,376

Other Credit Exposure	Construction, Land, and Land Development		Residential Real Estate Other (1)		Consumer
	September 30, 2011	March 31, 2011	September 30, 2011	March 31, 2011	September 30, 2011	March 31, 2011
Grade:
Pass	$7,410,491	$6,903,681	$56,157,050	$59,969,972	$658,083	$828,925
Special Mention	1,038,562	603,782	730,942	967,829	0	0
Substandard	233,702	234,502	660,018	94,304	0	0
Doubtful	0	0	0	0	0	0
Loss	0	0	0	0	0	0
	$8,682,755	$7,741,965	$57,548,010	$61,032,105	$658,083	$828,925

(1)	Residential real estate other includes 1-4 family residential, multifamily residential and home equity lines of credit.

Age Analysis of Past Due Loans as of September 30, 2011 and March 31, 2011

September 30, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccruing	Total Past Due and Nonaccruing	Current	Total Loans
Loans secured by mortgages:
Residential:
1-4 Single family	$0	$292,870	$274,255	$567,125	$53,540,401	$54,107,526
Multifamily	0	0	0	0	1,630,187	1,630,187
Lines of credit	0	0	0	0	1,810,297	1,810,297
Commercial	390,545	0	0	390,545	11,888,317	12,278,862
Land	0	0	0	0	6,374,505	6,374,505
Construction	0	0	0	0	2,308,250	2,308,250
	390,545	292,870	274,255	957,670	77,551,957	78,509,627
Consumer	0	8,827	0	8,827	649,256	658,083
Commercial	47,000	13,273	0	60,273	4,341,432	4,401,705
	$437,545	$314,970	$274,255	$1,026,770	$82,542,645	$83,569,415

March 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccruing	Total Past Due and Nonaccruing	Current	Total Loans
Loans secured by mortgages:
Residential:
1-4 Single family	$707,959	$0	$9,137	$717,096	$56,891,161	$57,608,257
Multifamily	0	0	0	0	1,667,385	1,667,385
Lines of credit	0	0	0	0	1,756,463	1,756,463
Commercial	393,545	0	0	393,545	11,760,831	12,154,376
Land	0	0	0	0	5,566,059	5,566,059
Construction	0	0	0	0	2,175,906	2,175,906
	1,101,504	0	9,137	1,110,641	79,817,805	80,928,446
Consumer	891	6,535	0	7,426	821,499	828,925
Commercial	0	0	0	0	4,962,980	4,962,980
	$1,102,395	$6,535	$9,137	$1,118,067	$85,602,284	$86,720,351

There are no loans that are 90 days or more past due that are in accrual status at either September 30, 2011 or March 31, 2011.

Loans on Nonaccrual Status as of September 30, 2011 and March 31, 2011

	September 30, 2011	March 31, 2011
Nonaccrual loans:
Residential 1-4 Single family	$274,255	$9,137
Allowance for loan losses as a percentage of nonaccrual loans	277.11%	6,955.62%
Foregone interest on nonaccrual loans	$7,686	$610

Troubled Debt Restructurings as of September 30, 2011 and March 31, 2011

	September 30, 2011	March 31, 2011
Troubled debt restructurings:
Residential 1-4 Single family	$385,762	$0

This one troubled debt restructuring (TDR) is in accrual status and is in compliance with its modified terms.  Madison has taken a $50,000 specific reserve against the loan, and it is included in with impaired loans.

Impaired Loans as of and for the Six Months Ended September 30, 2011

	Unpaid Principal Balance	Related Allowance	Average Unpaid Principal Balance	Interest Income Recognized

Impaired loans without a related reserve:
Loans secured by mortgages:
Residential:
1-4 Single family	$14,446	$0	$14,505	$244
Multifamily	0	0	0	0
Lines of credit	0	0	0	0
Commercial	0	0	0	0
Land	0	0	0	0
Construction	0	0	0	0
	14,446	0	14,505	244
Consumer	0	0	0	0
Commercial	0	0	0	0
Total impaired loans without a related reserve	14,446	0	14,505	244

Impaired loans with a related reserve:
Loans secured by mortgages:
Residential:
1-4 Single family	645,571	111,856	647,581	15,712
Multifamily	0	0	0	0
Lines of credit	0	0	0	0
Commercial	0	0	0	0
Land	0	0	0	0
Construction	233,702	71,839	234,227	5,675
	879,273	183,695	881,808	21,387
Consumer	0	0	0	0
Commercial	0	0	0	0
Total impaired loans with a related reserve	879,273	183,695	881,808	21,387

Total impaired loans:
Loans secured by mortgages:
Residential:
1-4 Single family	660,017	111,856	662,086	15,956
Multifamily	0	0	0	0
Lines of credit	0	0	0	0
Commercial	0	0	0	0
Land	0	0	0	0
Construction	233,702	71,839	234,227	5,675
	893,719	183,695	896,313	21,631
Consumer	0	0	0	0
Commercial	0	0	0	0
Total impaired loans	$893,719	$183,695	$896,313	$21,631

Impaired Loans as of and for the Year Ended March 31, 2011

	Unpaid Principal Balance	Related Allowance	Average Unpaid Principal Balance	Interest Income Recognized

Impaired loans without a related reserve:
Loans secured by mortgages:
Residential:
1-4 Single family	$94,304	$0	$99,211	$4,502
Multifamily	0	0	0	0
Lines of credit	0	0	0	0
Commercial	0	0	0	0
Land	0	0	0	0
Construction	0	0	0	0
	94,304	0	99,211	4,502
Consumer	0	0	0	0
Commercial	0	0	0	0
Total impaired loans without a related reserve	94,304	0	99,211	4,502

Impaired loans with a related reserve:
Loans secured by mortgages:
Residential:
1-4 Single family	0	0	0	0
Multifamily	0	0	0	0
Lines of credit	0	0	0	0
Commercial	0	0	0	0
Land	0	0	0	0
Construction	234,502	71,845	585,731	26,500
	234,502	71,845	585,731	26,500
Consumer	0	0	0	0
Commercial	0	0	0	0
Total impaired loans with a related reserve	234,502	71,845	585,731	26,500

Total impaired loans:
Loans secured by mortgages:
Residential:
1-4 Single family	94,304	0	99,211	4,502
Multifamily	0	0	0	0
Lines of credit	0	0	0	0
Commercial	0	0	0	0
Land	0	0	0	0
Construction	234,502	71,845	585,731	26,500
	328,806	71,845	684,942	31,002
Consumer	0	0	0	0
Commercial	0	0	0	0
Total impaired loans	$328,806	$71,845	$684,942	$31,002

We occasionally modify loans to extend the term to help borrowers stay current on their loan and to avoid foreclosure.    At September 30, 2011, we had six 1-4 single family mortgage loans totaling approximately $1.2   million that we had modified the terms either by increasing the payments to allow the customer to become current or deferring payments to the end of the term in the form of a balloon payment. We did not forgive any principal or interest or modify the interest rates on the loans. Five of these six modified loans were in compliance with their modified terms at September 30, 2011. One loan with a balance of $242,000 is not in compliance with its modified terms.  This TDR is considered impaired, and we have taken a specific reserve of $53,000.  At September 30, 2011, we had one loan with a balance of $386,000 that is considered a trouble debt restructuring, and we have taken a specific reserve of $50,000.  At March 31, 2011, we did not have any loans that were considered troubled debt restructurings.

Note 5.  Allowance for Loan Losses

The activity in the allowance for loan losses is as follows:

	Six Months Ended September 30, 2011	Year Ended March 31, 2011	Six Months Ended September 30, 2010
Balance - Beginning of Year	$635,535	$605,000	$605,000
Provision for loan losses	121,099	234,519	111,674
Recoveries:
Residential 1-4 single family	3,366	1,641	1,641
Charge Offs:
Residential 1-4 single family	0	(31,810)	0
Construction	0	(173,815)	(173,815)
Balance - End of Period	$760,000	$635,535	$544,500

The following table set forth for the six months ended September 30, 2011, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

	Loans Secured By Mortgages
	Residential						Not Real Estate Secured
	1-4 Single Family	Multi- family	Lines of Credit	Commercial	Land	Construction	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Beginning balance	$185,114	$17,417	$8,441	$141,331	$73,355	$95,779	$5,848	$63,745	$44,505	$635,535
Charge-offs	0	0	0	0	0	0	0	0	0	0
Recoveries	3,366	0	0	0	0	0	0	0	0	3,366
Provision	115,987	763	1,073	23,254	16,234	3,604	(1,966)	(6,190)	(31,660)	121,099
Ending Balance	$304,467	$18,180	$9,514	$164,585	$89,589	$99,383	$3,882	$57,555	$12,845	$760,000

Ending balance:
Individually evaluated for impairment	$112,969	$0	$0	$0	$0	$71,839	$0	$0	$0	$184,808
Collectively evaluated for impairment	$191,498	$18,180	$9,514	$164,585	$89,589	$27,544	$3,882	$57,555	$12,845	$575,192

Loans:
Ending balance	$54,107,526	$1,630,187	$1,810,297	$12,278,862	$6,374,505	$2,308,250	$658,083	$4,401,705		$83,569,415
Ending balance:
Individually evaluated for impairment	660,017	0	0	0	0	233,702	0	0		893,719
Collectively evaluated for impairment	$53,447,509	$1,630,187	$1,810,297	$12,278,862	$6,374,505	$2,074,548	$658,083	$4,401,705		$82,675,696

Note 6. Borrowings

At September 30, 2011, the Bank had the ability to borrow a total of approximately $30.8 million from the Federal Home Loan Bank of Atlanta, and the Bank has a $2.4 million line of credit with a large financial institution.  The FHLB borrowing requires us to pledge mortgage loans as collateral, and the line of credit requires us to pledge brokered CD’s or US Government Agency securities.  At September 30, 2011, we had no Federal Home Loan Bank advances outstanding or borrowings on the line of credit. The rates on both borrowing lines will be determined at the time of an advance.

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

The Bank had outstanding firm commitments to originate, fund, or purchase loans as follows:

	September 30, 2011	March 31, 2011

Mortgage loans commitments – fixed rate	$2,023,867	$2,780,080
Mortgage loans commitments – variable rate	3,562,190	4,284,968
Commitments to originate nonmortgage loans	0	0
Commitments to purchase loans	0	606,813
Unused equity lines of credit (variable rate)	1,894,052	1,554,378
Commercial and consumer lines of credit	840,066	801,645
Standby letters of credit	615,023	472,708
Total	$8,935,198	$10,500,592

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

Investment securities available-for-sale are the only financial assets measured at fair value on a recurring basis.  As of September 30, 2011 and March 31, 2011, the fair values were measured using the following methodologies:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Government agencies	$2,600,003	$2,559,424	$0	$5,159,427
Obligations of state and political subdivisions	144,176	0	0	144,176
Brokered certificates of deposit	6,566,494	0	0	6,566,494
Mortgage-backed securities (Agency)	5,160,004	31,456,037	2,323	36,618,364
Collateralized mortgage obligations (Agency)	3,708,458	4,240,967	0	7,949,425
	$18,179,135	$38,256,428	$2,323	$56,437,886

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Government agencies	$3,601,607	$6,553,700	$0	$10,155,307
Brokered certificates of deposit	4,776,597	0	0	4,776,597
Mortgage-backed securities (Agency)	1,367,178	31,646,558	2,726	33,016,462
Collateralized mortgage obligations (Agency)	785,161	3,182,752	518,613	4,486,526
Collateralized mortgage obligations (Nonagency)	0	190,077	0	190,077
	$10,530,543	$41,573,087	$521,339	$52,624,969

The following table represents a roll-forward of the amounts for the six months ended September 30, 2011 and the year ended March 31, 2011, for financial instruments classified by Madison within Level 3 of the valuation hierarchy.

	For the Six Months Ended September 30, 2011	For the Year Ended March 31, 2011

Balance at beginning of the period	$521,339	$3,623
Total realized and unrealized gains and losses:
Included in net income	0	0
Included in other comprehensive income	0	0
Purchases	0	529,984
Paydowns	(403)	(12,268)
Transfers in and/or out of Level 3	(518,613)	0
Balance at the end of the period	$2,323	$521,339

The one security included in the table above as transferred out of Level 3 was newly issued for the quarter ended March 31, 2011 and was therefore not valued yet by the third party valuation service.  The security was seasoned enough for the third party valuation service to provide a fair value for the quarter ended September 30, 2011, and was transferred out of Level 3.

The Bank measures its other real estate owned on a nonrecurring basis at fair value less cost to sell.  Cost to sell the real estate was based on standard market factors.  The Bank has categorized its foreclosed real estate as level three.  During the second quarter, Madison sold the one property that they had in other real estate owned. The Bank does not measure the fair value of its other financial assets or liabilities on a recurring or nonrecurring basis.

The estimated fair values of financial instruments are as follows:

	September 30, 2011		March 31, 2011
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$6,785	$6,785	$8,183	$8,183
Certificates of deposit	733	733	483	483
Investment securities	56,438	56,438	52,625	52,625
Loans, net	82,886	82,977	86,178	86,250
Total financial assets	$146,842	$146,933	$147,469	$147,541

	September 30, 2011		March 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Deposits	$137,662	$139,120	$139,518	$141,281
Advanced payments by borrowers for taxes and insurance	308	308	558	558
Total financial liabilities	$137,970	$139,428	$140,076	$141,839

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of September 30, 2011 and March 31, 2011:

Cash and cash equivalents: The amounts reported at carrying amount approximate the fair value of these assets.

Certificates of deposit: The amounts reported at carrying amount approximate the fair value of these assets.

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

Advanced payments by borrowers for taxes and insurance: The amounts reported at carrying amount approximate the fair value of these assets.

Note 9. Regulatory Capital Ratios for Madison Square FSB

			Minimum		To Be Well
	Actual		Requirements		Capitalized
(dollars in thousands)	Amount	%	Amount	%	Amount	%

As of September 30, 2011:
Total risk-based capital (to risk-weighted assets)	$12,594	16.8%	$6,000	8.0%	$7,501	10.0%
Tier I capital (to risk-weighted assets)	12,009	16.0	N/A	N/A	4,500	6.0
Tier I capital (to adjusted total assets)	12,009	7.9	6,067	4.0	7,584	5.0

As of March 31, 2011:
Total risk-based capital (to risk-weighted assets)	$12,531	16.7%	$6,010	8.0%	$7,512	10.0%
Tier I capital (to risk-weighted assets)	11,963	15.9	N/A	N/A	4,507	6.0
Tier I capital (to adjusted total assets)	11,963	7.8	6,157	4.0	7,696	5.0

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Safe Harbor Statement for Forward-Looking Statements

This report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts; rather they are statements based on the Company’s current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as “expects”, “believes”, “anticipates”, “intends”, and similar expressions.

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance, and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government, legislative and regulatory changes, the quality and composition of the loan and investment securities portfolio, loan demand, deposit flows, competition, and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed beginning on page 17 of the Company’s Annual Report on Form 10-K filed on June 28, 2011 under the section titled “Risk Factors.” These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.  The following represent our critical accounting policies:

Allowance for Loan Losses.  The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are:  loss exposure at default, the amount and timing of future cash flows on impacted loans, value of collateral, and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance monthly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions, and other factors related to the collectability of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation.  In addition, the Office of The Controller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.  A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

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

Comparison of Financial Condition at September 30, 2011 and March 31, 2011

Assets.  Total assets decreased $1.5 million from $154.0 million at March 31, 2011, to $152.5 million at September 30, 2011, with a $1.4 million, or 17.1% decrease in cash and cash equivalents and a $3.3 million, or 3.8% decrease in loans receivable, net offset by a $3.8 million, or 7.3% increase in investment securities available for sale.

Loans.  Net loans receivable decreased by $3.3 million, or 3.8%, from $86.2 million at March 31, 2011 to $82.9 million at September 30, 2011, primarily as a result of the net effect of a $3.5 million decrease in residential mortgage loans, a $561,000 decrease in commercial loans, a $171,000 decrease in consumer loans, and a $37,000 decrease in multifamily mortgage loans offset by an $808,000 increase in land loans, a $132,000 increase in construction loans, a $124,000 increase in commercial real estate loans, and a $54,000 increase in home equity lines of credit.  The decrease in residential mortgage loans was primarily a result of borrowers refinancing loans elsewhere and normal principal reductions. A portion of the increase in commercial real estate loans and the decrease in commercial loans was from a reclassification of a $668,000 loan from commercial to commercial real estate.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $1.4 million, or 17.1%, from $8.2 million at March 31, 2011 to $6.8 million at September 30, 2011, due to the reinvesting of excess liquidity and the repayments of loans into investment securities.

Securities.   Our available-for-sale securities increased by $3.8 million, or 7.3%, from $52.6 million at March 31, 2011 to $56.4 million at September 30, 2011. The net increase in available-for-sale securities is the result of the purchase of $23.5 million of U.S. Government Agency bonds, mortgage backed securities, collateralized mortgage obligations, obligations of state and political subdivisions, and $1.9 million of Brokered Investment CD’s.  These purchases were offset by the sale of the entire Redemption-In-Kind portfolio with proceeds of $774,000 as well as $13.2 million of selected U.S. Agency mortgage backed securities and U.S. Government Agency bonds.  The additional offset to the increase in available-for-sale securities was also caused by $8.7 million of securities being called, having matured, or repayments. Proceeds from the sale of available-for-sale securities were $13.9 million during the six months ended September 30, 2011, resulting in gross gains of $308,000 and gross losses of $269,000.  Proceeds from the sales of available-for-sale and held-to-maturity securities were $3.8 million for the six months ended September 30, 2010, resulting in gross gains of $109,000 and gross losses of $53,000. At September 30, 2011, we also held a $237,000 investment in the common stock of the Federal Home Loan Bank of Atlanta.

Ground Rent.  Our balance in ground rents decreased by $21,000 from $454,000 at March 31, 2011, to
$433,000 at September 30, 2011. This decrease was from the sale of $8,000 of ground rents and a $13,000 write-off of uncollectable ground rents.

Deposits.   Total deposits decreased by $1.8 million to $137.7 million at September 30, 2011, from $139.5 million at March 31, 2011.  Balances of noninterest-bearing deposits increased to $5.8 million at September 30, 2011, from $5.3 million at March 31, 2011.  NOW and Money Market deposit accounts remained flat at $8.4 million. Savings deposits decreased $417,000 from $22.5 million at March 31, 2011, to $22.1 million at September 30, 2011, and certificates of deposits decreased by $1.9 million from $103.3 million at March 31, 201,1 to $101.4 million at September 30, 2011.

Borrowings.   We had no borrowings at September 30, 2011 or March 31, 2011.

Results of Operations for the Three Months Ended September 30, 2011 and 2010

Overview.  Our net income was $43,000 for the three months ended September 30, 2011, compared to a net loss of $17,000 for the three months ended September 30, 2010.  The net income for the 2011 quarter was from an increase in net interest income and a decrease in noninterest expense primarily from a decrease in occupancy from the move of our administrative offices and a decrease in FDIC premiums due to a change in calculation methodology.  These increases to income were offset by an increase in provision for loan losses and a decrease in noninterest income caused by a decrease in income from the sublease of a portion of the previous administrative offices.

Net Interest Income.  Net interest income increased by $26,000 to $953,000 for the three months ended September 30, 2011, as compared to $927,000 for the three months ended September 30, 2010, due to a decrease in the cost of funds for deposits, partially offset by a decrease in the yield on earning assets.  Our interest rate spread was 2.46% for the three months ended September 30, 2011, compared to 2.48% for the three months ended September 30, 2010, and our net interest margin increased to 2.59% for the three months ended September 30, 2011, from 2.57% for the three months ended September 30, 2010.

Interest on loans decreased by $82,000 for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. The average balance of loans decreased by $6.2 million to $83.3        million for the three months ended September 30, 2011, from $89.5 million for the three months ended September 30, 2010.  The average yield on loans increased from 5.61% for the three months ended September 30, 2010, to 5.66% for the three months ended September 30, 2011.

Interest on securities available-for-sale increased by $68,000 for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, due to an increase in average balances of $22.1    million from the investment of excess liquidity.  This increase in average balances was offset by a 52 basis point decrease in the average yield.  On December 31, 2010, the entire held-to-maturity investment portfolio of $1.2 million was transferred to available-for-sale and was subsequently sold in May 2011.  Interest on securities held-to-maturity was $22,000 for the three months ended September 30, 2010.

Interest on interest-bearing deposits was $7,000 for the three months ended September 30, 2011, as compared to $16,000 for the three months ended September 30, 2010, as a result of an $11.0 million decrease in average balances and a slight increase in the average yield of 2 basis points.

Interest on total deposits decreased $70,000 for the three months ended September 30, 2011, from $581,000 for the three months ended September 30, 2010, to $511,000 for the three months ended September 30, 2011, due to an 18 basis point decrease in the average cost of interest-bearing deposits and a $2.3 million decrease in the average balance of interest-bearing deposits.  Interest on certificates of deposits decreased $66,000 to $491,000 for the three months ended September 30, 2011, as a result of the 21 basis point decrease in average cost of deposits and a decrease in average balances of $1.7 million.  Interest on savings deposits decreased by $2,000 to $11,000 for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, due to a decrease in rate of 4 basis points offset by an increase in average balances of $55,000.  Interest on NOW and money market deposit accounts decreased by $2,000 to $8,000 for the three months ended September 30, 2011, due to a decrease in the average cost of the deposits and a decrease in balances of $675,000.

Average Balance and Yields. The following table for the three months ended September 30, 2011 and 2010 presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing the annualized income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Amortization of net deferred loan fees is included in interest income on loans and is insignificant. Nonaccruing loans have been included in the table as loans carrying a zero yield. No tax-equivalent adjustments were made.

	Three Months Ended September 30
	2011			2010
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets:
Interest-bearing deposits	$8,655,551	$7,486	0.34%	$19,674,087	$15,743	0.32%
Investment securities available-for-sale	53,668,546	264,561	1.97%	31,617,116	196,740	2.49%
Investment securities held-to-maturity	0	0	0.00%	1,721,390	22,056	5.13%
Loans receivable, net	83,259,993	1,183,828	5.66%	89,473,058	1,265,498	5.61%
Other interest-earning assets	682,407	8,368	4.88%	717,958	8,607	4.76%
Total interest-earning assets	146,266,497	1,464,243	3.99%	143,203,609	1,508,644	4.18%
Noninterest-earning assets	7,097,063			7,350,751
Total assets	$153,363,560			$150,554,360

Liabilities and Shareholders’ Equity:
Time deposits	$102,328,903	491,094	1.91%	$104,044,983	556,975	2.12%
Savings	22,290,619	11,210	0.20%	22,235,405	13,652	0.24%
NOW and money market accounts	8,113,701	8,446	0.41%	8,788,779	10,629	0.48%
Total interest-bearing deposits	132,733,223	510,750	1.53%	135,069,167	581,256	1.71%
Other interest-bearing liabilities	276,577	0	0.00%	266,519	6	0.01%
Total interest-bearing liabilities	133,009,800	510,750	1.53%	135,335,686	581,262	1.70%
Noninterest-bearing deposits	6,006,447			5,454,211
Other noninterest-bearing liabilities	383,519			504,520
Total liabilities	139,399,766			141,294,417
Total shareholders’ equity	13,963,794			9,259,943
Total liabilities and shareholders’ equity	$153,363,560			$150,554,360

Net interest income		$953,493			$927,382
Interest rate spread			2.46%			2.48%
Net interest margin			2.59%			2.57%
Average interest-earning assets to average
interest-bearing liabilities			109.97%			105.81%

•	Average loan balances include nonaccrual loans.
•	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

Provision and Allowance for Loan Losses.  We maintain an allowance at a level necessary to absorb management’s best estimate of probable loan losses in the portfolio.  Management considers, among other factors, historical loss experience, type and amount of loans, borrower concentrations, and current conditions of the economy.  In addition, the allowance considers the level of loans which management monitors as a result of inconsistent repayment patterns.  Management has identified commercial real estate loans as an area for expected increased lending.  Such loans carry a higher degree of credit risk than our historical single-family lending.

Our provision for loan losses increased $15,000 to $75,000 for the three months ended September 30, 2011, from $60,000 for the three months ended September 30, 2010.  At September 30, 2011, the allowance for loan losses was $760,000, or 0.91% of the total end of period loan portfolio, compared to $636,000 or 0.73% of the total end of period loan portfolio at March 31, 2011, and $545,000, or 0.61% of the total end of period loan portfolio at September 30, 2010.  We had $274,000 of 1-4 single family residential mortgage nonaccrual loans at September 30, 2011, compared to $9,000 of 1-4 single family residential mortgages at March 31, 2011, and $70,000 of primarily 1-4 single family residential mortgages at September 30, 2010. There was one loan transferred to other real estate owned (OREO) in the three months ended September 30, 2010, in the amount of $434,000 after a charge-off of $174,000. This OREO property was sold in September 2011, at a loss of $10,000 after a write down of $10,000 in the quarter ended June 30, 2011. Net proceeds from the OREO sale were $414,000.

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral.  This evaluation is ongoing and results in variations in our provision for loan losses.

We had no loan recoveries or charge-offs during the three months ended September 30, 2011, compared to no recoveries and $174,000 of charge-offs during the three months ended September 30, 2010.

Although management utilizes its best judgment in providing for losses, there can be no assurance that they will not have to increase the allowance for loan losses in subsequent periods.  Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

Analysis of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or for the Three
	Months Ended September 30,
	2011	2010

Allowance for loan losses at beginning of period	$684,901	$658,000
Provision for loan losses	75,099	60,315
Recoveries:
Loans secured by mortgages:
1-4 single family residential	0	0
Charge-offs:
Loans secured by mortgages:
Construction	0	173,815
Net charge-offs	0	173,815

Allowance for loan losses at end of period	$760,000	$544,500

Allowance for loan losses to non-performing loans	277.11%	772.42%
Allowance for loan losses to total loans outstanding at the end of the period	0.91%	0.61%
Net charge-offs (recoveries) to average loans outstanding during the period	0.00%	0.19%

At September 30, 2011, Madison had one troubled debt restructuring (TDR) in the amount of $385,000.  The loan is in accrual status and in compliance with its modified terms, and therefore, not included in the nonperforming ratio above.  Madison has taken a $50,000 specific reserve against the loan.

Noninterest Revenue.  Noninterest revenue decreased for the three months ended September 30, 2011, to $83,000 as compared to $104,000 for the three months ended September 30, 2010.  The decrease during the period was primarily due to a decrease in other income of $24,000 from the decrease in income from the sublease of a portion of the previous administrative headquarters offset by an increase in gain on sale of investment securities of $4,000.

Noninterest Expenses. Noninterest expense decreased by $70,000 or 7.1% to $918,000 for the three months ended September 30, 2011, primarily due to a decreases in occupancy and equipment expenses and FDIC and OCC/OTS assessments which were partially offset by increases in salaries and employee benefits, professional services and other miscellaneous operating expenses. The company reduced its occupancy and equipment expense by $51,000 the majority of which was due to the moving of the administrative headquarters in March 2011.

Income Tax Expense.  For the three months ended September 30, 2011 and 2010, we incurred no income tax expense.  At March 31, 2011, we had a net operating loss carry-forward totaling approximately $479,000, which expires in 2030 and 2031.  We also had a capital loss carry-forward of approximately $566,000, which expires in 2014.  We have established a valuation allowance to reflect uncertainty as to our ability to realize our deferred tax asset.  See Note 13 of notes to consolidated financial statements for March 31, 2011, filed in our Annual Report on Form 10-K for the year ended March 31, 2010.

Results of Operations for the Six Months Ended September 30, 2011 and 2010

Overview.  Our net income was $3,000 for the six months ended September 30, 2011, compared to a net loss of $17,000 for the six months ended September 30, 2010.  The net income for the 2011 period was from an increase in net interest income and a decrease in noninterest expense primarily from a decrease in occupancy expense from the move of the administrative headquarters in March 2011, and a decrease in FDIC premium due to a change in calculation methodology.  These increases to income were offset by a decrease in other income which includes a decrease in fee income from the sale of non-deposit products, lease income from the sublease of a portion of the previous administrative headquarters, a decrease in investment security gains, and an increase in provision for loan losses.

Net Interest Income.  Net interest income increased by $39,000 to $1.9 million for the six months ended September 30, 2011, as compared to the six months ended September 30, 2010, due to a decrease in the cost of funds for deposits, partially offset by a decrease in the yield on earning assets.  Our interest rate spread was 2.47% for the six months ended September 30, 2011, compared to 2.54% for the six months ended September 30, 2010, and our net interest margin decreased to 2.61% for the six months ended September 30, 2011 from 2.64% for the six months ended September 30, 2010. Both decreases in interest rate spread and net interest margin can be attributed to the decreased yield on investment securities.

Interest on loans decreased by $147,000 to $2.4 million for the six months ended September 30, 2011. The average balance of loans decreased by $5.4 million to $84.4 million for the six months ended September 30, 2011, from $89.8 million for the six months ended September 30, 2010.  The average yield on loans increased to 5.67% for the six months ended September 30, 2011, from 5.64% for the six months ended September 30, 2010.

Interest on securities available-for-sale increased by $95,000 for the six months ended September 30, 2011, as compared to the six months ended September 30, 2010, due to an increase in average balances of $20.0 million from the investment of excess liquidity.  This increase in average balances was offset by a 67 basis point decrease in the average yield.  On December 31, 2010, the entire held-to-maturity investment portfolio of $1.2 million was transferred to available-for-sale and was subsequently sold in May 2011.  Interest on securities held-to-maturity was $48,000 for the six months ended September 30, 2010.

Interest on interest-bearing deposits was $15,000 for the six months ended September 30, 2011, as compared to $27,000 for the six months ended September 30, 2010, as a result of a $7.6 million decrease in average balances.

Interest on total deposits decreased $151,000 for the six months ended September 30, 2011, from $1.2 million for the six months ended September 30, 2010 to $1.0 million for the six months ended September 30, 2011, due to a 22 basis point decrease in the average cost of interest-bearing deposits and a $221,000 decrease in the average balance of interest-bearing deposits.  Interest on certificates of deposits decreased $143,000 to $991,000 for the six months ended September 30, 2011, as a result of a 27 basis point decrease in average cost of deposits offset by an increase in average balances of $159,000.  Interest on savings deposits decreased $2,000 to $25,000 for the six months ended September 30, 2011 as compared to the six months ended September 30, 2010.  Interest on NOW and money market deposit accounts decreased by $5,000 to $17,000 for the six months ended September 30, 2011, due to a decrease in the average cost of the deposits and a decrease in average balances of $461,000.

Average Balance and Yields.  The following table for the six months ended September 30, 2011 and 2010, presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs.  The yields and costs for the periods indicated are derived by dividing the annualized income or expense by the average balance of assets or liabilities, respectively, for the periods presented.  Average balances have been calculated using daily balances.  Amortization of net deferred loan fees is included in interest income on loans and is insignificant.  Nonaccruing loans have been included in the table as loans carrying a zero yield.  No tax-equivalent adjustments were made.

	Six Months Ended September 30
	2011			2010
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets:
Interest-bearing deposits	$9,833,094	$14,616	0.30%	$17,448,030	$27,120	0.31%
Investment securities available-for-sale	52,159,750	529,805	2.03%	32,181,673	435,139	2.70%
Investment securities held-to-maturity	0	0	0.00%	1,976,124	47,635	4.82%
Loans receivable, net	84,379,795	2,391,007	5.67%	89,814,651	2,537,834	5.64%
Other interest-earning assets	686,515	15,767	4.59%	718,861	14,967	4.15%
Total interest-earning assets	147,059,154	2,951,195	4.01%	142,139,339	3,062,695	4.30%
Noninterest-earning assets	6,950,487			7,114,921
Total assets	$154,009,641			$149,254,260

Liabilities and Shareholders’ Equity:
Time deposits	$102,740,146	990,955	1.93%	$102,581,497	1,133,900	2.20%
Savings	22,514,716	25,360	0.23%	22,433,466	27,490	0.24%
NOW and money market accounts	8,195,604	17,186	0.42%	8,656,469	22,679	0.52%
Total interest-bearing deposits	133,450,466	1,033,501	1.55%	133,671,432	1,184,069	1.77%
Other interest-bearing liabilities	507,765	0	0.00%	516,525	40	0.02%
Total interest-bearing liabilities	133,958,231	1,033,501	1.54%	134,187,957	1,184,109	1.76%
Noninterest-bearing deposits	5,791,048			5,476,883
Other noninterest-bearing liabilities	380,741			431,811
Total liabilities	140,130,020			140,096,651
Total shareholders’ equity	13,879,621			9,157,609
Total liabilities and shareholders’ equity	$154,009,641			$149,254,260

Net interest income		$1,917,694			$1,878,586
Interest rate spread.			2.47%			2.54%
Net interest margin			2.61%			2.64%
Average interest-earning assets to average
interest-bearing liabilities			109.78%			105.93%

•	Average loan balances include nonaccrual loans.
•	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

Provision and Allowance for Loan Losses.  We maintain an allowance at a level necessary to absorb management’s best estimate of probable loan losses in the portfolio.  Management considers, among other factors, historical loss experience, type and amount of loans, borrower concentrations, and current conditions of the economy.  In addition, the allowance considers the level of loans which management monitors as a result of inconsistent repayment patterns.  Management has identified commercial real estate loans as an area for expected increased lending.  Such loans carry a higher degree of credit risk than our historical single-family lending.

Our provision for loan losses increased $9,000 to $121,000 for the six months ended September 30, 2011, from $112,000 for the six months ended September 30, 2010.  At September 30, 2011, the allowance for loan losses was $760,000, or 0.91% of the total end of period loan portfolio, compared to $636,000, or 0.73% of the total end of period loan portfolio at March 31, 2011, and $545,000, or 0.61% of the total end of period loan portfolio at September 30, 2010.  We had $274,000 of 1-4 single family residential mortgage nonaccrual loans at September 30, 2011, compared to $9,000 of 1-4 single family residential mortgages at March 31, 2011, and $70,000 of primarily 1-4 single family residential mortgages at September 30, 2010. There was one loan transferred to other real estate owned (OREO) in the three months ended September 30, 2010, in the amount of $434,000 after a charge-off of $174,000. This OREO property was sold in September 2011, at a loss of $10,000 after a write down of $10,000 in the quarter ended June 30, 2011. Net proceeds from the OREO sale were $414,000.

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral.  This evaluation is ongoing and results in variations in our provision for loan losses.

We had loan recoveries of $3,000 and no charge-offs during the six months ended September 30, 2011, compared to $2,000 of recoveries and $174,000 of charge-offs during the six months ended September 30, 2010.

Although management utilizes its best judgment in providing for losses, there can be no assurance that they will not have to increase the allowance for loan losses in subsequent periods.  Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

Analysis of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or for the Six
	Months Ended September 30,
	2011	2010

Allowance for loan losses at beginning of period	$635,535	$605,000
Provision for loan losses	121,099	111,674
Recoveries:
Loans secured by mortgages:
1-4 single family residential	3,366	1,641
Charge-offs:
Loans secured by mortgages:
Construction	0	173,815
Net charge-offs	(3,366)	172,174

Allowance for loan losses at end of period	$760,000	$544,500

Allowance for loan losses to non-performing loans	277.11%	772.42%
Allowance for loan losses to total loans outstanding at the end of the period	0.91%	0.61%
Net charge-offs (recoveries) to average loans outstanding during the period	NM	0.19%

At September 30, 2011, Madison had one troubled debt restructuring (TDR) in the amount of $385,000.  The loan is in accrual status and in compliance with its modified terms, and therefore, not included in the nonperforming ratio above.  Madison has taken a $50,000 specific reserve against the loan.

Noninterest Revenue.  Noninterest revenue decreased for the six months ended September 30, 2011 to $127,000 as compared to $208,000 for the six months ended September 30, 2010.  The decrease during the period was primarily due to the decrease in gain on sale of investment securities of $18,000 and a decrease in other income, which includes a decrease in fee income from the sale of non-deposit products of $12,000 and a $49,000 decrease in income from the sublease of a portion of the previous administrative headquarters.

Noninterest Expenses. Noninterest expense decreased by $72,000, or 3.59% to $1.9 million for the six months ended September 30, 2011, primarily due to decreases in occupancy and equipment expenses of $94,000 and FDIC and OCC/OTS assessments of $93,000 which were partially offset by increases in salaries and employee benefits of $63,000, professional services of $22,000, and other miscellaneous operating expenses of $31,000. The majority of the company’s reduction in occupancy and equipment expense was due to the moving of the administrative headquarters in March 2011.  The reduction in FDIC assessments was from a change in assessment calculation methodology.  Included in other operating expense in the current period was a $10,000 write-down of the carrying value of the OREO property.

Income Tax Expense.  For the six months ended September 30, 2011 and 2010, we incurred no income tax expense.  At March 31, 2011, we had a net operating loss carry-forward totaling approximately $479,000, which expires in 2030 and 2031.  We also had a capital loss carry-forward of approximately $566,000, which expires in 2014.  We have established a valuation allowance to reflect uncertainty as to our ability to realize our deferred tax asset.  See Note 13 of notes to consolidated financial statements for March 31, 2011 Annual Report on Form 10-K.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature.  Our primary sources of funds available to meet short-term liquidity needs consist of deposit inflows, loan repayments, and maturities and sales of investment securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.  We regularly adjust our investments in liquid assets available to meet short-term liquidity needs based upon our assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities, and (iv) the objectives of our asset/liability management policy.  We do not have long-term debt or other financial obligations that would create long-term liquidity concerns.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The level of these assets depends on our operating, financing, lending, and investing activities during any given period.  At September 30, 2011, cash and cash equivalents totaled $6.8 million.  Securities classified as available-for-sale amounted to $56.4 million. The interest-bearing deposits in banks of $733,000 at September 30, 2011, provide additional sources of liquidity.  Our liquidity has increased as customers have sought the safety of FDIC insured deposits.  In addition, at September 30, 2011, we had the ability to borrow a total of approximately $30.8 million from the Federal Home Loan Bank of Atlanta, and we have a $2.4 million line of credit with a large financial institution.  At September 30, 2011, we had no Federal Home Loan Bank advances outstanding or borrowings on the line of credit.

At September 30, 2011, we had $8.9 million in commitments to extend credit outstanding.  Certificates of deposit due within one year of September 30, 2011, totaled $58.2 million, or 57.4% of certificates of deposit.  We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2012.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

(b)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101.0*
The following materials from the Company’s Quarterly Report on form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text

*Furnished, not filed.
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

MADISON BANCORP, INC.

Dated: November 8, 2011	By:	/s/ Michael P. Gavin
Michael P. Gavin
President and Chief Executive Officer
(principal executive officer)

/s/ Paul A. Lovelace
Paul A. Lovelace
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)