Form 10-Q
period 2011-12-31
Madison Bancorp Inc
filed 2012-02-10
CIK 1492324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of February 8, 2012, there were 608,116 shares of the registrant’s common stock outstanding.

MADISON BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2011 and March 31, 2011

	December 31, 2011	March 31, 2011
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$6,219,110	$8,183,156
Certificates of deposit	735,970	482,673
Investment securities available-for-sale	55,535,366	52,624,969
Federal Home Loan Bank stock, at cost	234,500	242,500
Loans receivable, net	84,348,377	86,178,498
Premises and equipment, net	3,812,548	3,876,969
Ground rents, net	419,956	453,856
Other real estate owned	0	434,000
Accrued interest receivable	452,195	440,683
Deferred income taxes	0	208,277
Prepaid expenses and other assets	715,712	865,201

Total Assets	$152,473,734	$153,990,782
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing	$6,220,721	$5,262,091
NOW and Money Market	7,600,829	8,405,771
Savings	21,883,944	22,521,417
Time	101,965,828	103,329,077
Total Deposits	137,671,322	139,518,356
Advances from borrowers for taxes and insurance	250,477	557,984
Deferred income taxes	99,896	0
Other liabilities	288,654	275,411
Total Liabilities	138,310,349	140,351,751
Shareholders’ Equity
Common Stock, $.01 par value, 10,000,000 shares authorized. Issued: 608,116 shares at December 31, 2011 and March 31, 2011	6,081	6,081
Additional paid-in capital	5,329,802	5,335,052
Retained earnings	8,868,035	8,846,531
Unearned ESOP shares	(362,300)	(397,300)
Accumulated other comprehensive income (loss)	321,767	(151,333)
Total Shareholders’ Equity	14,163,385	13,639,031

Total Liabilities and Shareholders’ Equity	$152,473,734	$153,990,782

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Three and Nine Months Ended December 31, 2011 and 2010

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Interest Revenue
Interest and fees on loans	$1,170,312	$1,242,843	$3,561,320	$3,780,677
Investment securities available-for-sale	256,922	230,231	786,727	665,370
Investment securities held-to-maturity	0	15,699	0	63,334
Interest-bearing deposits	5,144	14,185	19,760	41,306
Other	5,283	6,289	21,050	21,255
Total Interest Revenue	1,437,661	1,509,247	4,388,857	4,571,942
Interest Expense
Interest on deposits:
Time	476,468	525,558	1,467,424	1,658,317
Savings	11,167	14,670	36,526	43,301
NOW and Money Market	8,116	8,769	25,303	31,449
Other interest expense	0	3	0	42
Total Interest Expense	495,751	549,000	1,529,253	1,733,109
Net Interest Income	941,910	960,247	2,859,604	2,838,833
Provision for Loan Losses	90,000	78,832	211,099	190,507
Net Interest Income after Provision for Loan Losses	851,910	881,415	2,648,505	2,648,326
Noninterest Revenue
Gain on sale of investment securities	53,990	62,261	92,465	118,639
Other	44,042	65,896	132,847	217,123
Total Noninterest Revenue	98,032	128,157	225,312	335,762
Noninterest Expenses
Salaries and employee benefits	508,154	462,071	1,525,009	1,415,702
Occupancy and equipment expense	212,708	278,074	664,551	824,309
Advertising	2,413	2,731	9,328	6,277
Professional services	38,668	49,924	129,463	119,115
FDIC premiums and regulatory assessments	45,000	100,097	149,174	297,495
Data processing	51,888	44,246	158,024	142,332
Stationery and postage	16,408	16,623	59,093	54,044
Other operating expenses	56,683	54,245	157,671	140,581
Total Noninterest Expense	931,922	1,008,011	2,852,313	2,999,855
Income (Loss) Before Income Taxes	18,020	1,561	21,504	(15,767)
Income Tax Expense	0	0	0	0
Net Income (Loss)	$18,020	$1,561	$21,504	$(15,767)

Basic income (loss) per common share	$0.03	$0.00	$0.04	$(0.03)
Diluted income (loss) per common share	$0.03	$0.00	$0.04	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Nine Months Ended December 31, 2011 and 2010

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Net income (loss)	$18,020	$1,561	$21,504	$(15,767)
Other comprehensive income:
Securities available for sale:
Change in net unrealized gain / loss during the period	(52,304)	(564,098)	873,739	(164,800)
Reclassification adjustment for gains/ losses in net income (loss)	(53,990)	(62,261)	(92,465)	(118,639)
	(106,294)	(626,359)	781,274	(283,439)
Deferred tax expense (benefit):
Securities available for sale:
Change in net unrealized gain / loss during the period	(20,631)	(222,509)	344,647	(65,005)
Reclassification adjustment for gains/ losses in net income (loss)	(21,297)	(24,559)	(36,473)	(46,797)
	(41,928)	(247,068)	308,174	(111,802)
Other comprehensive income (loss), net of tax	(64,366)	(379,291)	473,100	(171,637)
Comprehensive income (loss)	$(46,346)	$(377,730)	$494,604	$(187,404)

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Nine Months Ended December 31, 2011 and 2010

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-in	Retained	ESOP	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Shares	Income	Equity
Balance March 31, 2010	$0	$0	$8,903,564	$0	$159,463	$9,063,027
Comprehensive income:
Net loss			(15,767)			(15,767)
Other comprehensive loss					(171,637)	(171,637)
Total comprehensive loss						(187,404)
Issuance of common stock	6,081	5,333,987				5,340,068
Acquisition of unearned ESOP shares				(425,680)		(425,680)
ESOP shares allocated for release		1,065		28,380		29,445
Balance December 31, 2010	$6,081	$5,335,052	$8,887,797	$(397,300)	$(12,174)	$13,819,456

Balance March 31, 2011	$6,081	$5,335,052	$8,846,531	$(397,300)	$(151,333)	$13,639,031
Comprehensive income:
Net income			21,504			21,504
Other comprehensive income					473,100	473,100
Total comprehensive income						494,604
ESOP shares allocated for release		(5,250)		35,000		29,750
Balance December 31, 2011	$6,081	$5,329,802	$8,868,035	$(362,300)	$321,767	$14,163,385

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended December 31, 2011 and 2010

Cash flows from Operating Activities	2011	2010
Net income (loss)	$21,504	$(15,767)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net amortization of investment securities	132,690	62,358
Decrease in net deferred loan costs	9,778	19,636
Provision for loan losses	211,099	190,507
Provision for ground rent losses	26,000	6,548
Gain on sale of investment securities	(92,465)	(118,639)
Loss on sale and write-down of other real estate owned	19,948	0
Depreciation and amortization	170,134	174,315
ESOP expense	29,750	29,445
Changes in operating assets and liabilities:
Accrued interest receivable	(11,512)	5,713
Prepaid expenses and other assets	149,489	361,753
Other liabilities	13,243	(37,942)
Net Cash provided by (used in) operating activities	679,658	677,927
Cash flows from Investing Activities
Decrease in loans receivable, net	1,609,244	3,072,422
Increase in investment certificates of deposit, net	(253,297)	(491,743)
Activity in held-to-maturity securities:
Sales	0	687,875
Maturities and repayments	0	393,856
Activity in available-for-sale securities:
Sales	21,716,249	5,031,256
Maturities, repayments and calls	14,037,695	15,399,989
Purchases	(37,923,293)	(34,013,130)
Purchase of property and equipment	(106,161)	(52,099)
Proceeds from sale of property and equipment	448	0
Redemption of FHLB stock	8,000	0
Proceeds from the sale of OREO	414,052	0
Proceeds from sale of ground rents	7,900	6,100
Net cash provided by investing activities	(489,163)	(9,965,474)
Cash flow from Financing Activities
Increase (decrease) increase in deposits, net	(1,847,034)	2,798,439
Decrease in advances from borrowers, net	(307,507)	(336,375)
Net proceeds from the issuance of common stock	0	5,340,068
Acquisition of ESOP shares	0	(425,680)
Net cash provided by financing activities	(2,154,541)	7,376,452
Net Change in Cash and Cash Equivalents	(1,964,046)	(1,911,095)
Cash and Cash Equivalents, Beginning of Period	8,183,156	13,354,975
Cash and Cash Equivalents, End of Period	$6,219,110	$11,443,880

Supplemental disclosure:
Interest paid	$1,528,901	$1,742,613
Loans transferred to other real estate owned	$0	$434,000
Held-to-maturity investments transferred to available-for-sale	$0	$1,216,265

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

DECEMBER 31, 2011

Note 1. Activities and Summary of Significant Accounting Policies

Madison Bancorp, Inc. (Company) was incorporated on May 20, 2010, to be the holding company for Madison Square Federal Savings Bank (Bank) in conjunction with the Bank’s plan of conversion from the mutual to stock form of ownership. On October 6, 2010, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly owned subsidiary of the Company. The conversion was accomplished through the sale and issuance of 608,116 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of $5,340,068, net of offering expenses of $741,092. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (ESOP) which subscribed for 7% of the number of shares sold in the offering, or 42,568 shares of common stock. Accordingly, the reported results for the period since the conversion date relate to the consolidated holding company and the reported results for periods prior to the conversion date related to the results for the bank and its subsidiary. All material intercompany accounts and transaction have been eliminated in consolidation.

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

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the parent company and its wholly owned subsidiary, Madison Square Federal Savings Bank and its wholly owned subsidiary, Madison Financial Services Corporation (MFSC). MFSC is engaged in the business of insurance and brokerage services primarily in the Baltimore area. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Subsequent Events. We evaluated subsequent events after December 31, 2011 through February 8, 2012, the date this report was available to be issued. No significant subsequent events were identified which would affect the presentation of the financial statements.

Recently Adopted Accounting Guidance

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220)-Presentation of Comprehensive Income” which amended disclosure guidance related to comprehensive income. The amendment requires that all nonowner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment also requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the consolidated statement of changes in shareholders’ equity was eliminated. The amendments in this update are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Adoption of this guidance has not had a material impact on our consolidated results of operations or financial condition. Portions of the implementation of this guidance have been deferred by ASU 2011-12. The portions that have been deferred are not expected to have a material impact on our consolidated results of operations or financial condition.

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

Note 2. Earnings per Share

When presented, basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The calculation of weighted average common shares outstanding for the three and nine months periods ended December 31, 2010, is based on the period from October 6, 2010, the date of the conversion stock issuance, through December 31, 2010.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Net income (loss)	$18,020	$1,561	$21,504	$(15,767)
Average common shares outstanding	568,424	565,581	568,399	565,581
Earnings per common share	$0.03	$0.00	$0.04	$(0.03)

Note 3. Investment Securities

The amortized cost and estimated fair value of investment securities at December 31, 2011 and March 31, 2011, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2011
Investment securities available-for-sale:
U.S. government agencies	$3,352,028	$6,041	$12	$3,358,057
Brokered certificates of deposit	6,562,173	2,613	16,265	6,548,521
Mortgage-backed securities (Agency)	37,058,015	530,866	11,758	37,577,123
Collateralized mortgage obligations (Agency)	8,031,786	26,473	6,594	8,051,665
	$55,004,002	$565,993	$34,629	$55,535,366

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2011
Investment securities available-for-sale:
U.S. government agencies	$10,233,047	$6,989	$84,729	$10,155,307
Brokered certificates of deposit	4,785,434	5,149	13,986	4,776,597
Mortgage-backed securities (Agency)	33,117,844	315,611	416,993	33,016,462
Collateralized mortgage obligations (Agency)	4,475,445	18,513	7,432	4,486,526
Collateralized mortgage obligations (Nonagency)	263,109	5,872	78,904	190,077
	$52,874,879	$352,134	$602,044	$52,624,969

The bank has arranged for a $4.1 million line of credit for liquidity to meet expected and unexpected cash needs with a large financial institution. Any advances would be collateralized by the broker certificates of deposit and various U.S. Government Agency securities. As of December 31, 2011 and March 31, 2011, there were no borrowings or securities pledged under this line of credit.

The following is a summary of contractual maturities of securities available-for-sale as of December 31, 2011:

	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
Amounts maturing in:
One year or less	$3,666,173	$3,667,022
After one year through five years	3,746,000	3,735,020
After five years through ten years	2,002,028	2,004,537
After ten years	500,000	499,999
	9,914,201	9,906,578

Mortgage-backed securities (Agency)	37,058,015	37,577,123
Collateralized mortgage obligations (Agency)	8,031,786	8,051,665
	$55,004,002	$55,535,366

Proceeds from sales of investment securities were $21.7 million and $5.7 million during the nine months ended December 31, 2011 and 2010, respectively with gains of $394,000 and losses of $302,000 for the nine months ended December 31, 2011 and gains of $175,000 and losses of $56,000 for the nine months ended December 31, 2010.

The following table presents Madison’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at December 31, 2011.

	Less than 12 Months		12 Months or More		Total
December 31, 2011	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Investment securities available-for-sale:
U.S. Government agencies	$752,016	$12	$0	$0	$752,016	$12
Brokered certificates of deposit	2,496,533	14,467	855,202	1,798	3,351,735	16,265
Mortgage-backed securities (Agency)	3,714,429	11,758	0	0	3,714,429	11,758
Collateralized mortgage obligations (Agency)	1,391,275	3,920	423,101	2,674	1,814,376	6,594
	$8,354,253	$30,157	$1,278,303	$4,472	$9,632,556	$34,629

The gross unrealized losses are not considered by management to be other-than-temporary impairments. Management has the intent and ability to hold these securities until maturity. In most cases, temporary impairment is caused by market interest rate fluctuations.

Note 4. Loans Receivable

Loans receivable consist of the following at December 31, 2011 and March 31, 2011:

	December 31, 2011	March 31, 2011
Loans secured by mortgages:
Residential:
1-4 Single family	$52,526,958	$57,608,257
Multifamily	1,612,603	1,667,385
Lines of credit	2,049,572	1,756,463
Commercial	15,848,117	12,154,376
Land	6,686,979	5,566,059
Construction	1,567,758	2,175,906
	80,291,987	80,928,446
Consumer	611,975	828,925
Commercial	4,136,809	4,962,980
Total loans receivable	85,040,771	86,720,351
Net deferred costs	83,904	93,682
Allowance for loan losses	(776,298)	(635,535)
Loans receivable, net	$84,348,377	$86,178,498

The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans as of December 31, 2011 and March 31, 2011.

Commercial Credit Exposure	Commercial, Not Real Estate Secured		Commercial Real Estate
	December 31, 2011	March 31, 2011	December 31, 2011	March 31, 2011
Grade:
Pass	$4,101,434	$4,247,846	$13,584,401	$10,926,093
Special Mention	35,375	715,134	2,263,716	1,228,283
Substandard	0	0	0	0
Doubtful	0	0	0	0
Loss	0	0	0	0
	$4,136,809	$4,962,980	$15,848,117	$12,154,376

Other Credit Exposure	Construction, Land, and Land Development		Residential Real Estate Other (1)		Consumer
	December 31, 2011	March 31, 2011	December 31, 2011	March 31, 2011	December 31, 2011	March 31, 2011
Grade:
Pass	$6,853,603	$6,903,681	$54,945,956	$59,969,972	$603,874	$828,925
Special Mention	1,168,032	603,782	643,912	967,829	0	0
Substandard	233,102	234,502	599,265	94,304	8,101	0
Doubtful	0	0	0	0	0	0
Loss	0	0	0	0	0	0
	$8,254,737	$7,741,965	$56,189,133	$61,032,105	$611,975	$828,925

(1)	Residential real estate other includes 1-4 family residential, multifamily residential and home equity lines of credit.

Age Analysis of Past Due Loans as of December 31, 2011 and March 31, 2011

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccruing	Total Past Due and Nonaccruing	Current	Total Loans
Loans secured by mortgages:
Residential:
1-4 Single family	$1,475,642	$748,914	$215,639	$2,440,195	$50,086,763	$52,526,958
Multifamily	0	0	0	0	1,612,603	1,612,603
Lines of credit	0	0	0	0	2,049,572	2,049,572
Commercial	386,307	0	0	386,307	15,461,810	15,848,117
Land	0	0	0	0	6,686,979	6,686,979
Construction	0	0	0	0	1,567,758	1,567,758
	1,861,949	748,914	215,639	2,826,502	77,465,485	80,291,987
Consumer	6,442	0	8,101	14,543	597,432	611,975
Commercial	35,375	0	0	35,375	4,101,434	4,136,809
	$1,903,766	$748,914	$223,740	$2,876,420	$82,164,351	$85,040,771

March 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Nonaccruing	Total Past Due and Nonaccruing	Current	Total Loans
Loans secured by mortgages:
Residential:
1-4 Single family	$707,959	$0	$9,137	$717,096	$56,891,161	$57,608,257
Multifamily	0	0	0	0	1,667,385	1,667,385
Lines of credit	0	0	0	0	1,756,463	1,756,463
Commercial	393,545	0	0	393,545	11,760,831	12,154,376
Land	0	0	0	0	5,566,059	5,566,059
Construction	0	0	0	0	2,175,906	2,175,906
	1,101,504	0	9,137	1,110,641	79,817,805	80,928,446
Consumer	891	6,535	0	7,426	821,499	828,925
Commercial	0	0	0	0	4,962,980	4,962,980
	$1,102,395	$6,535	$9,137	$1,118,067	$85,602,284	$86,720,351

There are no loans that are 90 days or more past due that are in accrual status at either December 31, 2011 or March 31, 2011.

Loans on Nonaccrual Status as of December 31, 2011 and March 31, 2011

	December 31, 2011	March 31, 2011
Nonaccrual loans:
Residential 1-4 Single family	$215,639	$9,137
Consumer	8,101	0
Total nonaccrual loans	$223,740	$9,137
Allowance for loan losses as a percentage of nonaccrual loans	346.96%	6,955.62%
Foregone interest on nonaccrual loans	$7,709	$610

Troubled Debt Restructurings as of December 31, 2011 and March 31, 2011

	December 31, 2011	March 31, 2011
Troubled debt restructurings:
Residential 1-4 Single family	$383,626	$0

This one troubled debt restructuring (TDR) is in accrual status and is in compliance with its modified terms. The Bank modified the interest rate by decreasing it by 1.875% which reduced their monthly payment and we deferred the modification fee until the end of the loan. The Bank has taken a $50,000 specific reserve against the loan, and it is included with impaired loans.

Impaired Loans as of and for the Nine Months Ended December 31, 2011

	Unpaid Principal Balance	Related Allowance	Average Unpaid Principal Balance	Interest Income Recognized

Impaired loans without a related reserve:
Loans secured by mortgages:
Residential:
1-4 Single family	$209,093	$0	$267,299	$420
Multifamily	0	0	0	0
Lines of credit	0	0	0	0
Commercial	0	0	0	0
Land	0	0	0	0
Construction	0	0	0	0
	209,093	0	267,299	420
Consumer	8,101	0	9,176	330
Commercial	0	0	0	0
Total impaired loans without a related reserve	217,194	0	276,475	750

Impaired loans with a related reserve:
Loans secured by mortgages:
Residential:
1-4 Single family	390,172	53,820	393,017	15,510
Multifamily	0	0	0	0
Lines of credit	0	0	0	0
Commercial	0	0	0	0
Land	233,102	71,833	233,947	8,184
Construction	0	0	0	0
	623,274	125,653	626,964	23,694
Consumer	0	0	0	0
Commercial	0	0	0	0
Total impaired loans with a related reserve	623,274	125,653	626,964	23,694

Total impaired loans:
Loans secured by mortgages:
Residential:
1-4 Single family	599,265	53,820	660,316	15,930
Multifamily	0	0	0	0
Lines of credit	0	0	0	0
Commercial	0	0	0	0
Land	233,102	71,833	233,947	8,184
Construction	0	0	0	0
	832,367	125,653	894,263	24,114
Consumer	8,101	0	9,176	330
Commercial	0	0	0	0
Total impaired loans	$840,468	$125,653	$903,439	$24,444

The construction portion of the construction loan that was previously reported as impaired was sold, and the remaining portion of the project is secured by land only and is therefore reported in the land section of the impaired loan table for the nine months ended December 31, 2011.

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

We occasionally modify loans to extend the term to help borrowers stay current on their loan and to avoid foreclosure in those instances in which we believe the borrower will be able to repay the loan under the modified terms. At December 31, 2011, we had six 1-4 single family mortgage loans totaling approximately $1.1 million for which we modified the terms either by increasing the payments to allow the customer to become current or deferring payments to the end of the term in the form of a balloon payment. We did not forgive any principal or interest or modify the interest rates on the loans. Three of these six modified loans with a balance of $553,000 were in compliance with their modified terms at December 31, 2011. One loan with a balance of $201,000 is 30 days past due and one loan with a balance of $184,000 is 60 days past due. One loan with a balance of $185,000 is not in compliance with its modified terms and is in nonaccrual status. This loan is considered impaired, and we have charged off $53,000 in the current quarter. At December 31, 2011, we had one loan with a balance of $384,000 that is considered a trouble debt restructuring, and we have taken a specific reserve of $50,000. At March 31, 2011, we did not have any loans that were considered troubled debt restructurings.

Note 5. Allowance for Loan Losses

The activity in the allowance for loan losses is as follows:

	Nine Months Ended December 31, 2011	Year Ended March 31, 2011	Nine Months Ended December 31, 2010
Balance - Beginning of Year	$635,535	$605,000	$605,000
Provision for loan losses	211,099	234,519	190,507
Recoveries:
Residential 1-4 Single family	3,366	1,641	1,641
Charge-offs:
Residential 1-4 Single family	(60,500)	(31,810)	(28,233)
Construction	0	(173,815)	(173,815)
Commercial	(13,202)	0	0
Total charge-offs	(73,702)	(205,625)	(202,048)
Net charge-offs	(70,336)	(203,984)	(200,407)
Balance - End of Period	$776,298	$635,535	$595,100

The following table sets forth for the nine months ended December 31, 2011, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

	Loans Secured By Mortgages
	Residential						Not Real Estate Secured
	1-4 Single	Multi-	Lines of
	Family	family	Credit	Commercial	Land	Construction	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Beginning balance	$185,114	$17,417	$8,441	$141,331	$73,355	$95,779	$5,848	$63,745	$44,505	$635,535
Charge-offs	(60,500)	0	0	0	0	0	0	(13,202)	0	(73,702)
Recoveries	3,366	0	0	0	0	0	0	0	0	3,366
Provision	114,526	2,166	3,505	89,388	99,174	(71,424)	(1,668)	6,242	(30,810)	211,099
Ending Balance	$242,506	$19,583	$11,946	$230,719	$172,529	$24,355	$4,180	$56,785	$13,695	$776,298

Ending balance:
Individually evaluated for impairment	$55,352	$0	$0	$0	$71,833	$0	$690	$0	$0	$127,875
Collectively evaluated for impairment	$187,154	$19,583	$11,946	$230,719	$100,696	$24,355	$3,490	$56,785	$13,695	$648,423

Loans:
Ending balance	$52,526,958	$1,612,603	$2,049,572	$15,848,117	$6,686,979	$1,567,758	$611,975	$4,136,809		$85,040,771
Ending balance:
Individually evaluated for impairment	599,265	0	0	0	233,102	0	8,101	0		840,468
Collectively evaluated for impairment	$51,927,693	$1,612,603	$2,049,572	$15,848,117	$6,453,877	$1,567,758	$603,874	$4,136,809		$84,200,303

Madison recorded a partial charge-off on two residential 1-4 single family mortgage loans, writing them down to their net realizable value and recorded a full charge-off on one commercial loan for the nine months ended December 31, 2011.

Note 6. Borrowings

At December 31, 2011, the Bank had the ability to borrow a total of approximately $30.5 million from the Federal Home Loan Bank of Atlanta, and the Bank has a $4.1 million line of credit with a large financial institution. The FHLB borrowing requires us to pledge mortgage loans as collateral, and the line of credit requires us to pledge brokered CD’s or US Government Agency securities. At December 31, 2011, we had no Federal Home Loan Bank advances outstanding or borrowings on the line of credit. The rates on both borrowing lines will be determined at the time of an advance.

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

The Bank had outstanding firm commitments to originate, fund, or purchase loans as follows:

	December 31, 2011	March 31, 2011

Mortgage loans commitments – fixed rate	$822,724	$2,780,080
Mortgage loans commitments – variable rate	3,365,592	4,284,968
Commitments to originate nonmortgage loans	43,000	0
Commitments to purchase loans	0	606,813
Unused equity lines of credit (variable rate)	1,980,935	1,554,378
Commercial and consumer lines of credit	742,156	801,645
Standby letters of credit	675,023	472,708
Total	$7,629,430	$10,500,592

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

Investment securities available-for-sale are the only financial assets measured at fair value on a recurring basis. As of December 31, 2011 and March 31, 2011, the fair values were measured using the following methodologies:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Government agencies	$1,599,925	$1,758,132	$0	$3,358,057
Brokered certificates of deposit	6,548,521	0	0	6,548,521
Mortgage-backed securities (Agency)	7,230,506	30,346,617	0	37,577,123
Collateralized mortgage obligations (Agency)	3,105,002	4,946,663	0	8,051,665
	$18,483,954	$37,051,412	$0	$55,535,366

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Government agencies	$3,601,607	$6,553,700	$0	$10,155,307
Brokered certificates of deposit	4,776,597	0	0	4,776,597
Mortgage-backed securities (Agency)	1,367,178	31,646,558	2,726	33,016,462
Collateralized mortgage obligations (Agency)	785,161	3,182,752	518,613	4,486,526
Collateralized mortgage obligations (Nonagency)	0	190,077	0	190,077
	$10,530,543	$41,573,087	$521,339	$52,624,969

The following table represents a roll-forward of the amounts for the nine months ended December 31, 2011 and the year ended March 31, 2011, for financial instruments classified by Madison within Level 3 of the valuation hierarchy.

	For the Nine Months Ended December 31, 2011	For the Year Ended March 31, 2011

Balance at beginning of the period	$521,339	$3,623
Total realized and unrealized gains and losses:
Included in net income	0	0
Included in other comprehensive income	0	0
Purchases	0	529,984
Sales	(2,246)	0
Paydowns	(480)	(12,268)
Transfers in and/or out of Level 3	(518,613)	0
Balance at the end of the period	$0	$521,339

The one security included in the table above as transferred out of Level 3 was newly issued for the quarter ended March 31, 2011 and was therefore not valued yet by the third party valuation service. The security was seasoned enough for the third party valuation service to provide a fair value for the quarter ended September 30, 2011, and was transferred out of Level 3.

The Bank measures its other real estate owned on a nonrecurring basis at fair value less cost to sell. Cost to sell the real estate was based on standard market factors. The Bank has categorized its foreclosed real estate as Level 3. During the second quarter, Madison sold the one property that they had in other real estate owned.

The bank measures its impaired assets on a nonrecurring basis at fair value and has categorized them at Level 3. The Bank does not measure the fair value of its other financial assets or liabilities on a recurring or nonrecurring basis.

The estimated fair values of financial instruments are as follows:

	December 31, 2011		March 31, 2011
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$6,219	$6,219	$8,183	$8,183
Certificates of deposit	736	736	483	483
Investment securities	55,535	55,535	52,625	52,625
Loans, net	84,348	84,450	86,178	86,250
Ground rents, net	420	290	454	313
Total financial assets	$147,258	$147,230	$147,923	$147,854

	December 31, 2011		March 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Deposits	$137,671	$139,042	$139,518	$141,281
Advances from borrowers for taxes and insurance	250	250	558	558
Total financial liabilities	$137,921	$139,292	$140,076	$141,839

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of December 31, 2011 and March 31, 2011:

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

Ground rents, net: The fair values are based on limited information regarding recent sales of similar assets.

Deposits: The fair value of demand deposits and savings accounts is the amount payable on demand. We estimate the fair value of fixed maturity certificates of deposit using the rates currently offered for deposits of similar remaining maturities.

Advances from borrowers for taxes and insurance: The amounts reported at carrying amount approximate the fair value of these assets.

Note 9. Regulatory Capital Ratios for Madison Square Federal Savings Bank

			Minimum		To Be Well
	Actual		Requirements		Capitalized
(dollars in thousands)	Amount	%	Amount	%	Amount	%

As of December 31, 2011:
Total risk-based capital (to risk-weighted assets)	$12,727	16.6%	$6,144	8.0%	$7,380	10.0%
Tier I capital (to risk-weighted assets)	12,070	15.7	N/A	N/A	4,608	6.0
Tier I capital (to adjusted total assets)	12,070	8.0	6,068	4.0	7,585	5.0

As of March 31, 2011:
Total risk-based capital (to risk-weighted assets)	$12,531	16.7%	$6,010	8.0%	$7,512	10.0%
Tier I capital (to risk-weighted assets)	11,963	15.9	N/A	N/A	4,507	6.0
Tier I capital (to adjusted total assets)	11,963	7.8	6,157	4.0	7,696	5.0

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance, and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government, legislative and regulatory changes, the quality and composition of the loan and investment securities portfolio, loan demand, deposit flows, competition, and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in item 1A of the Company’s Annual Report on Form 10-K filed on June 28, 2011 under the section titled “Risk Factors.” These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

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

Comparison of Financial Condition at December 31, 2011 and March 31, 2011

Assets. Total assets decreased $1.5 million from $154.0 million at March 31, 2011, to $152.5 million at December 31, 2011, with a $2.0 million, or 24% decrease in cash and cash equivalents and a $1.8 million, or 2.1% decrease in loans receivable, net offset by a $2.9 million, or 5.5% increase in investment securities available for sale.

Loans. Net loans receivable decreased by $1.8 million, or 2.1%, from $86.2 million at March 31, 2011 to $84.4 million at December 31, 2011, primarily as a result of the net effect of a $5.1 million decrease in residential mortgage loans, an $826,000 decrease in commercial loans, a $608,000 decrease in construction loans, a $217,000 decrease in consumer loans, and a $55,000 decrease in multifamily mortgage loans offset by a $3.7 million increase in commercial real estate loans, a $1.1 million increase in land loans, and a $293,000 increase in home equity lines of credit. The decrease in residential mortgage loans was primarily a result of borrowers refinancing loans elsewhere, normal principal reductions, and the reclassification of three loans with a balance of $1.6 million to commercial real estate. A portion of the increase in commercial real estate loans and the decrease in commercial loans was from a reclassification of a $668,000 loan from commercial to commercial real estate.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $2.0 million, or 24%, from $8.2 million at March 31, 2011 to $6.2 million at December 31, 2011, due to the reinvesting of excess liquidity and the repayments of loans into investment securities.

Securities. Our available-for-sale securities increased by $2.9 million, or 5.5%, from $52.6 million at March 31, 2011 to $55.5 million at December 31, 2011. The net increase in available-for-sale securities is the result of the purchase of $35.3 million of U.S. Government Agency bonds, mortgage backed securities, collateralized mortgage obligations, and $2.6 million of Brokered Investment CD’s. These purchases were offset by the sale of the entire Redemption-In-Kind portfolio with proceeds of $774,000 as well as $20.9 million of selected U.S. Agency mortgage backed securities and U.S. Government Agency bonds. The additional offset to the increase in available-for-sale securities was also caused by $14.0 million of securities being called, having matured, or repayments. Proceeds from the sale of available-for-sale securities were $21.7 million during the nine months ended December 31, 2011, resulting in gross gains of $394,000 and gross losses of $302,000. Proceeds from the sales of available-for-sale and held-to-maturity securities were $5.7 million for the nine months ended December 31, 2010, resulting in gross gains of $175,000 and gross losses of $56,000. At December 31, 2011, we also held a $235,000 investment in the common stock of the Federal Home Loan Bank of Atlanta.

Ground Rent. Our balance in ground rents decreased by $34,000 from $454,000 at March 31, 2011, to

$420,000 at December 31, 2011. This decrease resulted from the sale of $8,000 of ground rents and a $26,000 write-off of uncollectable ground rents.

Deposits. Total deposits decreased by $1.8 million to $137.7 million at December 31, 2011, from $139.5 million at March 31, 2011. Balances of noninterest-bearing deposits increased to $6.2 million at December 31, 2011, from $5.3 million at March 31, 2011. NOW and Money Market deposit accounts decreased by $805,000 to $7.6 million at December 31, 2011. Savings deposits decreased $637,000 from $22.5 million at March 31, 2011, to $21.9 million at December 31, 2011, and certificates of deposits decreased by $1.3 million from $103.3 million at March 31, 2011, to $102.0 million at December 31, 2011.

Borrowings. We had no borrowings at December 31, 2011 or March 31, 2011.

Results of Operations for the Three Months Ended December 31, 2011 and 2010

Overview. Our net income was $18,000 for the three months ended December 31, 2011, compared to net income of $2,000 for the three months ended December 31, 2010. The increase in net income for the current quarter was the result of a decrease in noninterest expense that primarily resulted from a decrease in occupancy from the move of our administrative offices and a decrease in FDIC premiums due to a change in calculation methodology. These increases to income were offset by a decrease in net interest income, a decrease in noninterest income caused by a decrease in income from the sublease of a portion of the previous administrative offices, and an increase in the provision for loan losses.

Net Interest Income. Net interest income decreased by $18,000 to $942,000 for the three months ended December 31, 2011, as compared to $960,000 for the three months ended December 31, 2010, due to a decrease in the yield on earning assets, partially offset by a decrease in the cost of funds for deposits. Our interest rate spread was 2.40% for the three months ended December 31, 2011, compared to 2.42% for the three months ended December 31, 2010, and our net interest margin decreased to 2.54% for the three months ended December 31, 2011, from 2.57% for the three months ended December 31, 2010.

Interest on loans decreased by $73,000 for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010. The average balance of loans decreased by $4.8 million to $83.4 million for the three months ended December 31, 2011, from $88.2 million for the three months ended December 31, 2010. The average yield on loans decreased from 5.59% for the three months ended December 31, 2010, to 5.57% for the three months ended December 31, 2011.

Interest on securities available-for-sale increased by $27,000 for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, due to an increase in average balances of $15.3 million from the investment of excess liquidity. This increase in average balances was offset by a 45 basis point decrease in the average yield. On December 31, 2010, the entire held-to-maturity investment portfolio of $1.2 million was transferred to available-for-sale and was subsequently sold in May 2011. Interest on securities held-to-maturity was $16,000 for the three months ended December 31, 2010.

Interest on interest-bearing deposits was $5,000 for the three months ended December 31, 2011, as compared to $14,000 for the three months ended December 31, 2010, as a result of a $10.1 million decrease in average balances and a 5 basis point decrease in the average yield.

Interest expense on total deposits decreased $53,000 for the three months ended December 31, 2011, from $549,000 for the three months ended December 31, 2010, to $496,000 for the three months ended December 31, 2011, due to a 14 basis point decrease in the average cost of interest-bearing deposits and a $1.7 million decrease in the average balance of interest-bearing deposits. Interest on certificates of deposits decreased $49,000 to $476,000 for the three months ended December 31, 2011, as a result of the 16 basis point decrease in average cost of time deposits and a decrease in average balances of $1.7 million. Interest on savings deposits decreased by $4,000 to $11,000 for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, due to a decrease in the interest rate of 7 basis points offset by an increase in average balances of $470,000. Interest on NOW and money market deposit accounts decreased by $1,000 for the three months ended December 31, 2011, due to a decrease in balances of $519,000.

Average Balance and Yields. The following table for the three months ended December 31, 2011 and 2010, presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing the annualized income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Amortization of net deferred loan fees is included in interest income on loans and is insignificant. Nonaccruing loans have been included in the table as loans carrying a zero yield. No tax-equivalent adjustments were made.

	Three Months Ended December 31,
	2011			2010
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets:
Interest-bearing deposits	$7,914,997	$5,144	0.26%	$17,972,278	$14,185	0.31%
Investment securities available-for-sale	54,907,125	256,922	1.87%	39,625,182	230,231	2.32%
Investment securities held-to-maturity	0	0	0.00%	1,458,393	15,699	4.31%
Loans receivable, net	83,363,910	1,170,312	5.57%	88,189,793	1,242,843	5.59%
Other interest-earning assets	666,388	5,283	3.15%	712,715	6,289	3.50%
Total interest-earning assets	146,852,420	1,437,661	3.89%	147,958,361	1,509,247	4.05%
Noninterest-earning assets	6,282,204			8,065,526
Total assets	$153,134,624			$156,023,887

Liabilities and Shareholders’ Equity:
Time deposits	$101,718,157	476,468	1.86%	$103,389,084	525,558	2.02%
Savings	22,208,454	11,167	0.20%	21,738,229	14,670	0.27%
NOW and money market accounts	7,849,993	8,116	0.41%	8,369,103	8,769	0.42%
Total interest-bearing deposits	131,776,604	495,751	1.49%	133,496,416	548,997	1.63%
Other interest-bearing liabilities	421,293	0	0.00%	391,361	3	0.00%
Total interest-bearing liabilities	132,197,897	495,751	1.49%	133,887,777	549,000	1.63%
Noninterest-bearing deposits	6,271,782			6,987,958
Other noninterest-bearing liabilities	478,143			504,825
Total liabilities	138,947,822			141,380,560
Total shareholders’ equity	14,186,802			14,643,327
Total liabilities and shareholders’ equity	$153,134,624			$156,023,887

Net interest income		$941,910			$960,247
Interest rate spread			2.40%			2.42%
Net interest margin			2.54%			2.57%
Average interest-earning assets to average interest-bearing liabilities			111.09%			110.51%

•	Average loan balances include nonaccrual loans.
•	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

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

Our provision for loan losses increased $11,000 to $90,000 for the three months ended December 31, 2011, from $79,000 for the three months ended December 31, 2010. At December 31, 2011, the allowance for loan losses was $776,000, or 0.91% of the total end of period loan portfolio, compared to $636,000 or 0.73% of the total end of period loan portfolio at March 31, 2011, and $595,000, or 0.68% of the total end of period loan portfolio at December 31, 2010. We had $216,000 of 1-4 single family residential mortgage nonaccrual loans and $8,000 of consumer nonaccrual loans at December 31, 2011, compared to $9,000 of 1-4 single family residential mortgages at March 31, 2011, and $269,000 of 1-4 single family residential mortgages at December 31, 2010.

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

We had no loan recoveries and $74,000 charge-offs during the three months ended December 31, 2011, compared to no recoveries and $28,000 of charge-offs during the three months ended December 31, 2010.

Although management utilizes its best judgment in providing for losses, there can be no assurance that they will not have to increase the allowance for loan losses in subsequent periods. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or for the Three
	Months Ended December 31,
	2011	2010

Allowance for loan losses at beginning of period	$760,000	$544,500
Provision for loan losses	90,000	78,832
Recoveries:
Loans secured by mortgages:
1-4 single family residential	0	0
Charge-offs:
Loans secured by mortgages:
1-4 single family residential	(60,500)	(28,232)
Commercial	(13,202)	0
Total charge-offs	(73,702)	(28,232)
Net charge-offs	(73,702)	(28,232)
Allowance for loan losses at end of period	$776,298	$595,100

Allowance for loan losses to non-performing loans	346.96%	221.08%
Allowance for loan losses to total loans outstanding at the end of the period	0.91%	0.68%
Net charge-offs to average loans outstanding during the period	0.09%	0.03%

At December 31, 2011, Madison had one troubled debt restructuring (TDR) in the amount of $384,000. The loan is in accrual status and in compliance with its modified terms, and therefore, not included in the nonperforming ratio above. Madison has taken a $50,000 specific reserve against the loan.

Noninterest Revenue. Noninterest revenue decreased for the three months ended December 31, 2011, to $98,000 as compared to $128,000 for the three months ended December 31, 2010. The decrease during the period was primarily due to a decrease of $18,000 in income from the sublease of a portion of the previous administrative headquarters and a decrease in gain on sale of investment securities of $8,000.

Noninterest Expenses. Noninterest expense decreased by $76,000 or 7.6% to $932,000 for the three months ended December 31, 2011, primarily due to a decreases in occupancy and equipment expenses, professional services, and FDIC and OCC/OTS assessments, which were partially offset by increases in salaries and employee benefits and other miscellaneous operating expenses. The company reduced its occupancy and equipment expense by $65,000, the majority of which was due to the moving of the administrative headquarters in March 2011.

Income Tax Expense. For the three months ended December 31, 2011 and 2010, we incurred no income tax expense. At March 31, 2011, we had a net operating loss carry-forward totaling approximately $479,000, which expires in 2030 and 2031. We also had a capital loss carry-forward of approximately $566,000, which expires in 2014. We have established a valuation allowance to reflect uncertainty as to our ability to realize our deferred tax asset. See Note 13 of the notes to consolidated financial statements for March 31, 2011, filed in our Annual Report on Form 10-K.

Results of Operations for the Nine Months Ended December 31, 2011 and 2010

Overview. Our net income was $22,000 for the nine months ended December 31, 2011, compared to a net loss of $16,000 for the nine months ended December 31, 2010. The increase in net income for the 2011 period was from an increase in net interest income and a decrease in noninterest expense primarily from a decrease in occupancy expense from the move of the administrative headquarters in March 2011, and a decrease in FDIC premium due to a change in calculation methodology. These increases to income were offset by a decrease in other income which includes a decrease in fee income from the sale of non-deposit products, a decrease in lease income from the sublease of a portion of the previous administrative headquarters, a decrease in investment security gains, and an increase in the provision for loan losses.

Net Interest Income. Net interest income increased by $21,000 to $2.9 million for the nine months ended December 31, 2011, as compared to the nine months ended December 31, 2010, due to a decrease in the cost of funds for deposits, partially offset by a decrease in the yield on earning assets. Our interest rate spread was 2.45% for the nine months ended December 31, 2011, compared to 2.49% for the nine months ended December 31, 2010, and our net interest margin decreased to 2.58% for the nine months ended December 31, 2011, from 2.62% for the nine months ended December 31, 2010. Both decreases in interest rate spread and net interest margin can be attributed to the decreased yield on investment securities.

Interest on loans decreased by $219,000 to $3.6 million for the nine months ended December 31, 2011. The average balance of loans decreased by $5.2 million to $84.1 million for the nine months ended December 31, 2011, from $89.3 million for the nine months ended December 31, 2010. The average yield on loans remained flat at 5.62% for the nine months ended December 31, 2011 and 2010.

Interest on securities available-for-sale increased by $121,000 for the nine months ended December 31, 2011, as compared to the nine months ended December 31, 2010, due to an increase in average balances of $18.4 million from the investment of excess liquidity. This increase in average balances was offset by a 58 basis point decrease in the average yield. On December 31, 2010, the entire held-to-maturity investment portfolio of $1.2 million was transferred to available-for-sale and was subsequently sold in May 2011. Interest on securities held-to-maturity was $63,000 for the nine months ended December 31, 2010.

Interest on interest-bearing deposits was $20,000 for the nine months ended December 31, 2011, as compared to $41,000 for the nine months ended December 31, 2010, as a result of an $8.4 million decrease in average balances.

Interest expense on total deposits decreased $204,000 for the nine months ended December 31, 2011, from $1.7 million for the nine months ended December 31, 2010, to $1.5 million for the nine months ended December 31, 2011, due to a 19 basis point decrease in the average cost of interest-bearing deposits and a $722,000 decrease in the average balance of interest-bearing deposits. Interest on certificates of deposits decreased $191,000 to $1.5 million for the nine months ended December 31, 2011, as a result of a 24 basis point decrease in average cost of deposits and a decrease in average balances of $453,000. Interest on savings deposits decreased $6,000 to $37,000 for the nine months ended December 31, 2011, as compared to the nine months ended December 31, 2010, due to a 4 basis point decrease in the average cost of deposits offset by a $211,000 increase in average balances. Interest on NOW and money market deposit accounts decreased by $6,000 to $25,000 for the nine months ended December 31, 2011, due to a 7 basis point decrease in the average cost of the deposits and a decrease in average balances of $480,000.

Average Balance and Yields. The following table for the nine months ended December 31, 2011 and 2010, presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing the annualized income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Amortization of net deferred loan fees is included in interest income on loans and is insignificant. Nonaccruing loans have been included in the table as loans carrying a zero yield. No tax-equivalent adjustments were made.

	Nine Months Ended December 31,
	2011			2010
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets:
Interest-bearing deposits	$9,191,403	$19,760	0.29%	$17,623,415	$41,306	0.31%
Investment securities available-for-sale	53,078,872	786,727	1.98%	34,671,865	665,370	2.56%
Investment securities held-to-maturity	0	0	0.00%	1,802,920	63,334	4.68%
Loans receivable, net	84,039,935	3,561,320	5.62%	89,271,062	3,780,677	5.62%
Other interest-earning assets	679,782	21,050	4.11%	716,805	21,255	3.94%
Total interest-earning assets	146,989,992	4,388,857	3.97%	144,086,067	4,571,942	4.21%
Noninterest-earning assets	6,638,261			7,104,875
Total assets	$153,628,253			$151,190,942

Liabilities and Shareholders’ Equity:
Time deposits	$102,398,245	1,467,424	1.90%	$102,851,672	1,658,317	2.14%
Savings	22,412,257	36,526	0.22%	22,200,878	43,301	0.26%
NOW and money market accounts	8,079,981	25,303	0.42%	8,560,332	31,449	0.49%
Total interest-bearing deposits	132,890,483	1,529,253	1.53%	133,612,882	1,733,067	1.72%
Other interest-bearing liabilities	478,815	0	0.00%	473,608	42	0.01%
Total interest-bearing liabilities	133,369,298	1,529,253	1.52%	134,086,490	1,733,109	1.72%
Noninterest-bearing deposits	5,951,875			5,982,406
Other noninterest-bearing liabilities	450,027			456,261
Total liabilities	139,771,200			140,525,157
Total shareholders’ equity	13,857,053			10,665,785
Total liabilities and shareholders’ equity	$153,628,253			$151,190,942

Net interest income		$2,859,604			$2,838,833
Interest rate spread			2.45%			2.49%
Net interest margin			2.58%			2.62%
Average interest-earning assets to average
interest-bearing liabilities			110.21%			107.46%

•	Average loan balances include nonaccrual loans.
•	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

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

Our provision for loan losses increased $20,000 to $211,000 for the nine months ended December 31, 2011, from $191,000 for the nine months ended December 31, 2010. At December 31, 2011, the allowance for loan losses was $776,000, or 0.91% of the total end of period loan portfolio, compared to $636,000, or 0.73% of the total end of period loan portfolio at March 31, 2011, and $595,000, or 0.68% of the total end of period loan portfolio at December 31, 2010. We had $216,000 of 1-4 single family residential mortgage nonaccrual loans and $8,000 of consumer nonaccrual loans at December 31, 2011, compared to $9,000 of 1-4 single family residential mortgages at March 31, 2011, and $269,000 of 1-4 single family residential mortgages at December 31, 2010. There was one loan transferred to other real estate owned (OREO) in the nine months ended December 31, 2010, in the amount of $434,000 after a charge-off of $174,000. This OREO property was sold in September 2011, at a loss of $10,000 after a write down of $10,000 in the quarter ended June 30, 2011. Net proceeds from the OREO sale were $414,000.

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

We had loan recoveries of $3,000 and $74,000 of charge-offs during the nine months ended December 31, 2011, compared to $2,000 of recoveries and $202,000 of charge-offs during the nine months ended December 31, 2010.

Although management utilizes its best judgment in providing for losses, there can be no assurance that they will not have to increase the allowance for loan losses in subsequent periods. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or for the Nine
	Months Ended December 31,
	2011	2010

Allowance for loan losses at beginning of period	$635,535	$605,000
Provision for loan losses	211,099	190,507
Recoveries:
Loans secured by mortgages:
1-4 single family residential	3,366	1,641
Charge-offs:
Loans secured by mortgages:
1-4 single family residential	(60,500)	(28,233)
Construction	0	(173,815)
Commercial	(13,202)	0
Total charge-offs	(73,702)	(202,048)
Net charge-offs	(70,336)	(200,407)
Allowance for loan losses at end of period	$776,298	$595,100

Allowance for loan losses to non-performing loans	346.96%	221.08%
Allowance for loan losses to total loans outstanding at the end of the period	0.91%	0.68%
Net charge-offs to average loans outstanding during the period	0.08%	0.22%

At December 31, 2011, Madison had one troubled debt restructuring (TDR) in the amount of $384,000. The loan is in accrual status and in compliance with its modified terms, and therefore, not included in the nonperforming ratio above. Madison has taken a $50,000 specific reserve against the loan.

Noninterest Revenue. Noninterest revenue decreased for the nine months ended December 31, 2011, to $225,000 as compared to $336,000 for the nine months ended December 31, 2010. The decrease during the period was due to the decrease in gain on sale of investment securities of $26,000 and a decrease in other income of $84,000, which includes a decrease in fee income from the sale of non-deposit products of $26,000 and a $67,000 decrease in income from the sublease of a portion of the previous administrative headquarters.

Noninterest Expenses. Noninterest expense decreased by $148,000, or 4.92% to $2.9 million for the nine months ended December 31, 2011, primarily due to decreases in occupancy and equipment expenses of $160,000 and FDIC and OCC/OTS assessments of $148,000 which were partially offset by increases in salaries and employee benefits of $109,000, professional services of $10,000, and other miscellaneous operating expenses of $41,000. The majority of the Company’s reduction in occupancy and equipment expense was due to the moving of the administrative headquarters in March 2011. The reduction in FDIC assessments was the result of a change in assessment calculation methodology. Included in other operating expense in the current period was a $10,000 write-down of the carrying value of the OREO property.

Income Tax Expense. For the nine months ended December 31, 2011 and 2010, we incurred no income tax expense. At March 31, 2011, we had a net operating loss carry-forward totaling approximately $479,000, which expires in 2030 and 2031. We also had a capital loss carry-forward of approximately $566,000, which expires in 2014. We have established a valuation allowance to reflect uncertainty as to our ability to realize our deferred tax asset. See Note 13 of the notes to consolidated financial statements for March 31, 2011, filed in our Annual Report on Form 10-K.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending, and investing activities during any given period. At December 31, 2011, cash and cash equivalents totaled $6.2 million. Securities classified as available-for-sale amounted to $55.5 million. The interest-bearing deposits in banks of $736,000 at December 31, 2011, provide additional sources of liquidity. Our liquidity has increased as customers have sought the safety of FDIC insured deposits. In addition, at December 31, 2011, the Bank had the ability to borrow a total of approximately $30.5 million from the Federal Home Loan Bank of Atlanta, and the Bank has a $4.1 million line of credit with a large financial institution. At December 31, 2011, we had no Federal Home Loan Bank advances outstanding or borrowings on the line of credit.

At December 31, 2011, we had $7.6 million in commitments to extend credit outstanding. Certificates of deposit due within one year of December 31, 2011, totaled $61.8 million, or 60.6% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

(b)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings in the ordinary course of business. We are not a party to any pending legal proceeding that we believe would have a material adverse effect on our financial condition, results of operations, or cash flows.

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation of Madison Bancorp, Inc. (1)
3.2	Bylaws of Madison Bancorp, Inc. (2)
4.0	Form of Common Stock Certificate of Madison Bancorp, Inc. (3)
10.0	Madison Bancorp Inc. 2011 Equity Incentive Plan (4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.0	Section 1350 Certifications
101.0*	The following materials from the Company’s Quarterly Report on form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text

*Furnished, not filed.
(1)	Incorporated herein by reference to exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-167455), as amended, initially filed with the Securities and Exchange Commission on June 11, 2010.
(2)	Incorporated herein by reference to exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-167455), as amended, initially filed with the Securities and Exchange Commission on June 11, 2010.
(3)	Incorporated herein by reference to exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-167455), as amended, initially filed with the Securities and Exchange Commission on June 11, 2010.
(4)	Incorporated herein by reference to appendix D to the Company’s Definitive Proxy Materials for its 2011 Annual Meeting of Stockholders’ filed with the Securities and Exchange Commission on October 11, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MADISON BANCORP, INC.

Dated: February 8, 2012	By:	/s/ Michael P. Gavin
Michael P. Gavin
President, Chief Executive Officer and Chief
Financial Officer
(duly authorized officer & principal financial
officer)

