Form 10-K
period 2012-03-31
Madison Bancorp Inc
filed 2012-06-27
CIK 1492324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2011, the aggregate market value of voting common stock held by nonaffiliates was $ 4,736,265.

As of June 27, 2012, there were 608,116 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the Annual Meeting of Stockholders (Part III)

MADISON BANCORP, INC.

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

Madison Square Federal Savings Bank. Founded in 1870, Madison Square Federal Savings Bank is a community-oriented financial institution, dedicated to serving the financial service needs of customers and businesses within its market area, which consists of Baltimore and Harford Counties and northeast Baltimore City in Maryland. We offer a variety of deposit products and provide loans secured by real estate located in our market area. Our real estate loans consist primarily of residential mortgage loans, as well as commercial real estate loans, land loans, home equity lines of credit and residential construction loans. We also offer commercial business loans and, to a limited extent, consumer loans. We currently operate out of our corporate headquarters in the Perry Hall area of Baltimore County and full service branch offices located in Perry Hall, Fallston, Bel Air and Baltimore City, Maryland. The Bank is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, its primary federal regulator, and the Federal Deposit Insurance Corporation, as the Bank’s deposit insurer. At March 31, 2012, we had total assets of $155.2 million, total deposits of $140.2 million and total shareholders’ equity of $14.2 million.

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

Market Area

We are headquartered in Baltimore, Maryland. We consider the northeast Maryland corridor along I-95 to the Delaware line to be our primary market area, consisting of Baltimore and Harford Counties and Baltimore City, Maryland, and the surrounding areas. The economy of our market area is a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance related employment. This diversification helped to mitigate the impact of the economic recession experienced over the last two years, as Maryland’s seasonally adjusted unemployment rate decreased from 7.5% at December 31, 2010 to 6.5% at December 31, 2011, which remained well below the national seasonally adjusted unemployment rate which decreased from 9.6% at December 31, 2010 to 8.5% at December 31, 2011 (Sources: Maryland Department of Labor, Licensing & Regulation and United States Department of Labor – Bureau of Labor Statistics). Select employers in Baltimore County include the U.S. Social Security Administration, T. Rowe Price Group, McCormick & Company and Lockheed Martin, while Aberdeen Proving Grounds (“APG”) is a major employer both in the military and civilian capacity in Harford County. Harford County and the entire Baltimore metropolitan area has benefited from and is projected to continue to see benefits from congressional approval of the Base Realignment or Closure Commission’s (“BRAC”) decision to shift an additional 8,000 U.S. Department of Defense jobs to APG according to the Maryland Department of Planning BRAC report issued in December 2006.

Demographic and economic growth trends provide key insight into the health of our market area. The following table sets forth information regarding the distribution of our loans and deposits and demographic information for the counties in our market area, including Baltimore City, and the State of Maryland. The demographic information is based on published statistics of the US Census Bureau.

	Baltimore City	Baltimore County	Harford County	Maryland

Loans by County (in millions) (1)	$9.9	$27.5	$35.4	$84.8
Deposits by County (in millions) (1)	$24.6	$57.3	$51.0	$136.8
Unemployment rate (2)	9.3%	6.9%	6.3%	6.5%
Median household income (3)	$39,386	$63,959	$77,010	$70,647
Population growth (decline) (4)	(0.5)%	0.7%	1.2%	0.9%

_________________

(1) At March 31, 2012

(2) December 2011

(3) For 2010

(4) From 2000 to 2010

If the population of Baltimore City continues to decline, it could negatively affect our deposit and loan volumes. However, we maintain only a single branch in Baltimore City, and Baltimore City accounted for only 17.6% of our total deposits and 11.6% of our total loans. As a result, we expect the adverse effect on our loan and deposit volumes of any future population declines in Baltimore City to be limited.

Lending Activities

General. The largest segment of our loan portfolio is real estate mortgage loans, consisting of residential mortgage loans, and, to a lesser extent, commercial real estate loans, land loans, home equity lines of credit and residential construction loans. We also offer commercial business loans and, to a limited extent, consumer loans. We originate loans primarily for investment purposes and currently do not sell residential mortgage loans into the secondary market. Occasionally, we sell participation interests in certain loans that exceed our regulatory limit on loans to one borrower. We also occasionally purchase loan participations.

We intend to continue to emphasize residential lending, while also seeking to expand our commercial real estate and commercial business lending activities with a focus on serving small businesses and emphasizing relationship banking in our primary market area. We do not offer, and have not offered, sub-prime loans, no-documentation mortgage loans or Alt-A mortgage loans.

The following is a description of the loans we offer and our lending policies. On occasion, as described below, we may choose to originate a loan that does not conform in every particular way with our loan policies. However, such exceptions are rare and immaterial. Any exceptions to our loan policies must be approved by the individuals or committee having authority to approve a comparable loan that conformed fully with our lending policies. For information regarding loan approval procedures and authority, see “― Loan Underwriting ― Loan Approval Procedures and Authority.”

1-4 Single Family. At March 31, 2012, we had $53.0 million in 1-4 single family loans, which represented 61.8% of our total loan portfolio. Our origination of 1-4 single family mortgage loans enables borrowers to purchase or refinance existing homes located in our primary market area.

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

While 1-4 single family real estate loans are normally originated with 10-, 15- or 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans on a regular basis. We do not offer 1-4 single family residential mortgage loans with negative amortization, and we have made a very limited number of interest only 1-4 single family mortgage loans in cases where the borrower had unusually favorable income or collateral characteristics.

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

Included in 1-4 single family mortgage loans are second mortgage loans. Second mortgage loans are made at fixed rates for terms of up to 20 years. We do not offer second mortgage loans with loan-to-value ratios exceeding 80%, including any first mortgage loan balance, except when there are exceptional income or credit characteristics on the loan. Second mortgage loans totaled $4.9 million at March 31, 2012 and represented 9.3% of residential mortgage loans at such date.

Multi-Family Loans. We occasionally originate multi-family loans for apartment buildings and mobile home parks. At March 31, 2012, multi-family loans totaled $1.6 million, which represented 1.9% of our total loan portfolio. At March 31, 2012, our largest multi-family real estate loan had an outstanding balance of $1.9 million, of which we held $1.1 million after our sale of a participation interest in this loan. This loan, which was originated in August 2008 and is secured by mobile home parks, was performing in accordance with its original terms at March 31, 2012.

Commercial Real Estate Loans. We offer fixed- and adjustable-rate mortgage loans secured by commercial real estate. At March 31, 2012, commercial real estate loans totaled $14.9 million, or 17.4% of our total loan portfolio. Our commercial real estate loans typically are secured by small to moderately sized office and retail properties located in our primary market area and the surrounding areas.

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

Included in commercial real estate loans are construction loans for commercial properties, such as retail properties and office units; however, we had no commercial real estate construction loans at March 31, 2012 or 2011. Commercial real estate construction loans are for a term of up to 18 months, with monthly interest only payments. During the construction period, interest rates on these loans are tied to the prime rate as published in The Wall Street Journal plus a negotiated margin and can vary depending on the construction period. We require a maximum loan-to-value ratio of 80% for all construction loans, except where there are exceptional credit circumstances on the loan. We disburse funds on a percentage-of-completion basis following an inspection by a third party inspector or qualified bank personnel.

At March 31, 2012, our largest commercial real estate loan had an outstanding balance of $1.8 million, of which we held $720,000 after our sale of a participation interest in this loan. This loan, which was originated in July 2008 and is secured by a two story office building, was performing in accordance with its original terms at March 31, 2012.

Land Loans. We originate loans to individuals and developers for the purpose of developing vacant land in our primary market area, typically for building an individual’s future residence or, in the case of a developer, residential subdivisions or commercial property. At March 31, 2012, land loans totaled $6.6 million, which represented 7.7% of our total loan portfolio. Land loans, which are offered for terms of up to five years, are indexed to the prime rate as reported in The Wall Street Journal or a U.S. Treasury bill rate plus a negotiated margin. We limit the loan-to-value ratio to a maximum of 75%, except where there are exceptional credit circumstances on the loan. At March 31, 2012, our largest land loan had an outstanding balance of $1.6 million, of which we held $880,000 after our sale of a participation interest in this loan. This loan was performing in accordance with its original terms at March 31, 2012.

Home Equity Lines of Credit. We offer home equity lines of credit, which include adjustable-rate loans with terms up to 20 years. We do not originate home equity loans with loan-to-value ratios exceeding 80%, including any first mortgage loan balance, except where there are exceptional income or credit characteristics on the loan. At March 31, 2012, home equity lines of credit totaled $2.2 million, or 2.6% of our total loan portfolio.

Residential Construction Loans. We originate construction loans for 1-4 single family homes. At March 31, 2012, residential construction loans totaled $1.2 million, which represented 1.4% of our total loan portfolio. Construction loans are for terms of up to 18 months, with monthly interest only payments. Except for speculative loans discussed below, residential construction loans are only made to homeowners or to builders of presold homes and the repayment of such loans comes from the proceeds of a permanent mortgage loan for which a commitment is typically in place when the construction loan is originated. Occasionally, we also originate construction loans to builders where the homes have been presold to buyers at the time of the loan. Interest rates on these loans are tied to the prime rate as published in The Wall Street Journal plus a negotiated margin and can vary in term depending on the construction period. We require a maximum loan-to-value ratio of 80% for all construction loans, except where there are exceptional income or credit characteristics on the loan. We disburse funds on a percentage-of-completion basis following an inspection by a third party inspector or qualified bank personnel.

While we also originate speculative construction loans to builders who have not identified a buyer for the completed property at the time of origination (known as “speculative” construction loans), we generally limit this type of lending to a group of well-established builders in our primary market area and limit the number of projects with each builder. At March 31, 2012, we had approved commitments for speculative construction loans of $0.8 million, of which $0.4 million was outstanding. We require a maximum loan-to-value ratio of 75% for speculative construction loans, except where there are exceptional credit circumstances on the loan.

At March 31, 2012, our non-speculative construction loans had total commitments of $0.8 million, of which $0.8 million was outstanding. These relationships were performing according to their original terms at March 31, 2012.

Commercial Business Loans. We typically offer commercial business loans to small businesses located in our primary market area. At March 31, 2012, commercial business loans totaled $5.6 million, which represented 6.6% of our total loan portfolio. Our commercial business loan portfolio consists primarily of loans that are secured by equipment or other business assets, but also includes a smaller amount of unsecured loans for purposes of financing expansion or providing working capital for general business purposes. Commercial business loans are floating-rate loans indexed to the prime rate as published in The Wall Street Journal or a U.S. Treasury bill rate plus a negotiated margin, and fixed-rate loans for terms of up to seven years with payments based on full amortization. We also offer commercial lines of credit, which are adjustable-rate loans indexed to the prime rate plus a margin, and are reviewed annually to determine whether to approve an extension. Key loan terms vary depending on the collateral, the borrower’s financial condition and credit history, debt service coverage ratio and other relevant factors.

Consumer Loans. We offer consumer loans as an accommodation to our customers and do not emphasize this type of lending. We have made a variety of consumer loans, including automobile and motorcycle loans, boat loans, commercial vehicle loans and overdraft lines of credit, but our portfolio primarily consists of automobile loans. At March 31, 2012, consumer loans totaled $612,000, or 0.7% of our total loan portfolio. Consumer loans are fixed-rate loans with terms of up to 10 years The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.

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

Nonowner -Occupied Residential Real Estate Loans. Loans secured by investment properties represent a unique credit risk to us and, as a result, we adhere to special underwriting guidelines. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties often depend on the maintenance of the property and the payment of rent by its tenants. Payments on loans secured by rental properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. To monitor cash flows on rental properties, we require borrowers and loan guarantors, if any, to provide annual financial statements. We consider and review a rental income cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. We generally require collateral on these loans to be a first mortgage along with an assignment of rents and leases, although we might accept a second mortgage where the combined loan-to-value ratio is low.

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

Construction and Land Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building having a value which is insufficient to assure full repayment if liquidation is required. If we are forced to foreclose on a building before or at completion due to a default, we may be unable to recover all of the loan’s unpaid balance and accrued interest as well as related foreclosure and holding costs. In addition, speculative construction loans, which are loans made to home builders who, at the time of loan origination, have not yet secured an end buyer for the home under construction, typically carry higher risks than those associated with traditional construction loans. These increased risks arise because of the risk that there will be inadequate demand to ensure the sale of the property within an acceptable time. As a result, in addition to the risks associated with traditional construction loans, speculative construction loans carry the added risk that the builder will have to pay the property taxes and other carrying costs of the property until an end buyer is found. Land and land development loans have substantially similar risks to speculative construction loans. To monitor cash flows on construction properties, we require borrowers and loan guarantors, if any, to provide annual financial statements, and in reaching a decision on whether to make a construction or land loan, we consider and review a global cash flow analysis of the borrower and consider the borrower’s expertise, credit history and profitability. We also disburse funds on a percentage-of-completion basis following an inspection by a third party inspector or qualified bank personnel.

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

Consumer Loans and Home Equity Lines of Credit. Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are secured by assets that depreciate rapidly, such as motor vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. In the case of home equity loans, real estate values may be reduced to a level that is insufficient to cover the outstanding loan balance after accounting for the first mortgage loan balance. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors and management. Certain Bank employees have been granted individual lending limits which vary depending on the type of loan and whether the loan is secured or unsecured. All loan requests exceeding the individual officer lending limits are approved as follows: (i) by two loan officers, up to $25,000 for secured consumer loans, up to $150,000 for residential mortgage loans, up to $100,000 for secured commercial loans and up to $250,000 for secured construction loans; and (ii) by the Loan Committee, up to $75,000 for secured consumer loans, $350,000 for secured commercial loans and $500,000 for residential and secured construction loans. Our Loan Committee consists of our President and Chief Executive Officer, Michael P. Gavin; Executive Vice President, Commercial Lending, Ronald E. Ballard; Executive Vice President, Lending, Melody P. Kline; and Executive Chairman, David F. Wallace. All loans exceeding the lending authority of the Loan Committee require approval by the Board Loan Committee, which consists of the Loan Committee and two outside directors.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to 15% of our unimpaired capital and surplus. At March 31, 2012, our regulatory limit on loans-to-one-borrower was $1.9 million. At March 31, 2012, our largest lending relationship was $1.7 million and was performing according to its original terms at that date. This loan relationship is secured primarily by an owner occupied commercial real estate property.

Loan Commitments. We issue commitments for residential and commercial mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Most of our loan commitments expire after 60 days. See note 8 of the notes to audited consolidated financial statements contained in this Annual Report on Form 10-K.

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

At March 31, 2012, our investment portfolio consisted primarily of U.S. government agency securities, mortgage-backed securities including collateralized mortgage obligations, and brokered certificates of deposit. While our investment securities are generally available-for-sale, during the year ended March 31, 2009, we accepted a redemption-in-kind of our investment in the AMF Ultra Short Mortgage mutual fund, pursuant to which we received agency and non-agency mortgage-backed securities classified as held-to-maturity. In the third quarter of 2010, management decided to review the held-to-maturity portfolio to determine if it would be appropriate to transfer these assets to AFS so that Madison could take advantage of improving market conditions and dispose of some of these assets when market conditions were appropriate. At December 31, 2010, the entire held-to-maturity portfolio was reclassified to available-for-sale. We sold the entire redemption-in-kind portfolio during the year ended March 31, 2012. We do not currently invest in trading account securities. Further, we currently intend to limit future investments in mortgage-backed securities to agency securities guaranteed by the U.S. government or any agency thereof, and we currently do not intend to purchase mortgage-backed securities where the underlying loans are subprime loans, interest only loans, option adjustable rate loans, Alt A loans or other similar mortgage loans that have higher risk characteristics. At March 31, 2012, we also maintained an investment, at cost, in Federal Home Loan Bank of Atlanta common stock.

Our primary investment objectives are: (i) to provide and maintain liquidity within the guidelines of the Office of the Comptroller of the Currency’s regulations, (ii) to fully employ the available funds of the Bank; (iii) to earn an average rate of return on invested funds competitive with comparable institutions; (iv) to manage interest rate risk; and (v) to limit risk. Our board of directors has the overall responsibility for the investment portfolio, including approval of the investment policy. Our Investment Committee, which is appointed by the President and Chief Executive Officer, consists of the President and Chief Executive Officer and two directors, including one outside director. The Investment Committee is responsible for implementation of the investment policy and monitoring our investment performance. Our board of directors reviews the status of our investment portfolio on a quarterly basis or more frequently if warranted.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Deposits are attracted from within our primary market area through the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our deposit pricing strategy has typically been to offer competitive rates on all types of deposit products and to periodically offer special rates in order to attract deposits of a specific type or term.

Borrowings. While we had no borrowings at March 31, 2012, we have the ability to use advances from the Federal Home Loan Bank of Atlanta to supplement our investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Atlanta and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth, the Federal Home Loan Bank’s assessment of the institution’s creditworthiness, collateral value and level of Federal Home Loan Bank stock ownership. We may also utilize securities sold under agreements to repurchase and overnight repurchase agreements to supplement our supply of investable funds and to meet deposit withdrawal requirements. We had borrowing capacity of approximately $30.4 million with the Federal Home Loan Bank of Atlanta as of March, 31, 2012. The Bank also has a $2.7 million unused line of credit with a large financial institution.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our primary market area and from other financial service companies such as securities brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2011, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 0.29% of the deposits in Baltimore County, Maryland; 1.62% of the deposits in Harford County, Maryland; and 0.20% of the deposits in Baltimore City, Maryland. This data does not reflect deposits held by credit unions with which we also compete. In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area. Most of these institutions are larger than us and, therefore, may have greater resources.

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

Personnel

As of March 31, 2012, we had 29 full-time employees and 4 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

The Bank has one subsidiary, Madison Financial Services Corporation (“MFSC”). MFSC was established in January 1994 as a licensed Maryland insurance provider, and offers insurance brokerage and agency services for liability, casualty, automobile, life, health or accident insurance and sales of non-deposit investment products. At March 31, 2012, MFSC had assets of $28,000. It contributed net income of $5,000 and $20,000 for the years ended March 31, 2012 and 2011, respectively.

Regulation and Supervision

General. As a federally chartered savings institution, Madison Square Federal Savings Bank is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposits insurer. Madison Square Federal Savings Bank is a member of the Federal Home Loan Bank System, and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. Madison Square Federal Savings Bank must file reports with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approval before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of the Comptroller of the Currency and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Madison Square Federal Savings Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowance for loan losses for regulatory purposes. Any change in such policies, whether by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Madison Bancorp and Madison Square Federal Savings Bank and their operations. Madison Bancorp, as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Madison Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) made extensive changes to the regulation of the Bank and the Company. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings associations was transferred to the Office of the Comptroller of the Currency on July 21, 2011. At the same time, the responsibility for supervising savings and loan holding companies, like Madison Bancorp, was transferred to the Federal Reserve Board. Additionally, the Dodd-Frank Act created a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over implementation of federal consumer financial protection and fair lending laws from depository institution regulators. However, institutions of $10 billion or fewer in assets, like the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, the prudential regulator rather than the Consumer Financial Protection Bureau. Many of the provisions of the Dodd-Frank Act require the issuance of regulations before their impact on operations can be fully assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden and compliance costs for the Bank and the Company.

Regulation of Federal Savings Banks

Business Activities. Federal law and regulations, primarily the Home Owners’ Loan Act and the regulations of the Office of the Comptroller of the Currency, govern the activities of federal savings banks, such as Madison Square Federal Savings Bank. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, nonresidential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Branching. Federal savings banks are authorized to establish branch offices in any state or states of the United States and its territories, subject to the approval of the Office of the Comptroller of the Currency.

Capital Requirements. The Office of the Comptroller of the Currency’s capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of the Comptroller of the Currency regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for national banks.

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of the Comptroller of the Currency capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common shareholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary (Tier 2) capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At March 31, 2012, Madison Square Federal Savings Bank met each of these capital requirements. See note 11 of the notes to audited consolidated financial statements included in this Annual Report on Form 10-K.

Prompt Corrective Regulatory Action. The Office of the Comptroller of the Currency is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the Office of the Comptroller of the Currency within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company in the amount of the lesser of 5% of the association’s total assets when it became undercapitalized or the amount necessary to achieve full compliance at the time the association first failed to comply. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The Office of the Comptroller of the Currency could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted Interagency Guidelines Establishing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of the Comptroller of the Currency determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of the Comptroller of the Currency may require the institution to submit an acceptable plan to achieve compliance with the standard.

Limitation on Capital Distributions. Federal regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares, payments to shareholders of another institution in a cash-out merger and other transactions charged to the capital account. Under the regulations, an application to and the prior approval of the Office of the Comptroller of the Currency is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of the Comptroller of the Currency regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of the Comptroller of the Currency. If an application is not required, the institution must still provide prior notice to the Office of the Comptroller of the Currency of the capital distribution if it is a subsidiary of a holding company. If Madison Square Federal Savings Bank’s capital were ever to fall below its regulatory requirements or the Office of the Comptroller of the Currency notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of the Comptroller of the Currency could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily multi-family residential mortgages and related investments, including certain mortgage-backed securities, but also including education, credit card and small business loans) in at least nine months out of each 12-month period.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions. The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations and may lead to a conversion to a bank charter. As of March 31, 2012, Madison Square Federal Savings Bank maintained 88.51% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties. Madison Square Federal Savings Bank’s authority to engage in transactions with “affiliates” is limited by Office of the Comptroller of the Currency regulations and Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board’s Regulation W. The term “affiliates” for these purposes generally means any entity that controls or is under common control with Madison Square Federal Savings Bank, including the Company and its other subsidiary. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions are restricted to 10% of an institution’s capital and surplus with any one affiliate and 20% of capital and surplus with all affiliates. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from an institution. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has authority to recommend to the Director of the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director of the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Federal savings banks are required to pay assessments to the Office of the Comptroller of the Currency to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report, the institution’s financial condition and the complexity of its asset portfolio. The Bank’s assessment for fiscal year ended March 31, 2012 was $53,489.

Insurance of Deposit Accounts. Madison Square Federal Savings Bank’s deposits are insured up to applicable limits, which have been increased to $250,000 per depositor, by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Effective April 1, 2009, assessment rates range from seven to 77.5 basis points of assessable deposits. On February 7, 2011, the Federal Deposit Insurance Corporation issued final rules, effective April 1, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act. Under the new rule, assessments will be based on an institution’s average consolidated total assets minus average tangible equity as opposed to total deposits. Since the new base will be much larger than the current base, the FDIC also lowered assessment rates so that the total amount of revenue collected from the industry will not be significantly altered. The new rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which have greater access to non-deposit sources of funding.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base) in order to cover losses to the Deposit Insurance Fund. In lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 31, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the difficult economic conditions, deposit insurance per account owner has been raised to $250,000. That limit was made permanent by the Dodd-Frank Act. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2010 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012. The Bank opted to participate in the unlimited noninterest-bearing transaction account coverage and in the unsecured debt guarantee program. The Dodd-Frank Act extended the unlimited coverage for certain noninterest-bearing transaction accounts through December 31, 2012.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended March 31, 2012 averaged 0.75 of a basis point of assessable deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of the Comptroller of the Currency. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System. Madison Square Federal Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Madison Square Federal Savings Bank, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. At March 31, 2012, Madison Square Federal Savings Bank complied with this requirement with an investment in Federal Home Loan Bank stock of $234,500.

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by Office of the Comptroller of the Currency regulations, every Federal Deposit Insurance Corporation-insured savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of the Comptroller of the Currency, in connection with its examination of a savings association, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

The Community Reinvestment Act requires public disclosure of an institution’s rating and requires the Office of the Comptroller of the Currency to provide a written evaluation of an association’s Community Reinvestment Act performance utilizing a four-tiered descriptive rating system.

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

Other Regulations

Interest and other charges collected or contracted for by Madison Square Federal Savings Bank are subject to state usury laws and federal laws concerning interest rates. Madison Square Federal Savings Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Madison Square Federal Savings Bank also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expands the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities. Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations; and

•	The Gramm-Leach-Bliley Act places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (“NOW”), Super NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $71.0 million; a 10% reserve ratio is applied above $71.0 million. The first $11.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. Madison Square Federal Savings Bank complies with the foregoing requirements.

Holding Company Regulation

General. Madison Bancorp is a unitary savings and loan holding company and is subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations regarding its activities. In addition, the Federal Reserve Board will have enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the Bank.

Pursuant to federal law and regulations and policy, a savings and loan holding company such as Madison Bancorp may generally engage in the activities permitted for financial holding companies under Section 4(k) of the Bank Holding Company Act and certain other activities that have been authorized for savings and loan holding companies by regulation.

Federal law prohibits a savings and loan holding company from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or savings and loan holding company, without prior written approval of the Federal Reserve Board or from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve Board must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That will eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Federal savings associations must notify the Federal Reserve Board prior to paying a dividend to Madison Bancorp. The Federal Reserve Board may disapprove a dividend if, among other things, the Federal Reserve Board determines that the federal savings association would be undercapitalized on a pro forma basis or the dividend is determined to raise safety or soundness concerns.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found the acquisition will not result in a change of control. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have not been audited during the last five years. For its 2011 and 2010 fiscal years, the Company’s maximum statutory federal income tax rate was 34%, although we did not pay taxes for those years because we incurred a net loss for the years, or applied a net operating loss carryforward to net taxable income. For future years where we are able to generate net income, we expect to be able to use net operating losses to offset income and thereby reduce our effective tax rate. We had approximately $268,000 of net operating loss carryforwards at March 31, 2012 which expire in 2030 and 2031, and a capital loss carryforward of approximately $566,000, which expires in 2014.

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

We have had losses in recent years, including net losses of $10,500, $57,000 and $855,000 for the years ended March 31, 2012, 2011 and 2010, respectively. Our return on average assets was (0.01)%, (0.04)% and (0.59)% for the years ended March 31, 2012, 2011 and 2010, respectively, and our return on average equity was (0.08)%, (0.50)% and (9.17)% for the years ended March 31, 2012, 2011 and 2010, respectively. We have identified various strategic initiatives we will pursue in our efforts to overcome these challenges and improve earnings. These strategic initiatives include the following:

•	building on our strengths as a community-oriented financial institution;

•	growing our balance sheet by increasing commercial real estate and commercial business loans;

•	emphasizing lower cost core deposits to maintain low funding costs;

•	controlling noninterest expenses;

•	adding a new branch in our existing market area or a contiguous county within the next two years; and

•	expanding our market share within our primary market area.

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

In recent years we have significantly increased our emphasis on commercial real estate and commercial lending. Commercial real estate loans increased from $10.6 million, or 11.8% of our total loans, at March 31, 2009 to $14.9 million, or 17.4% of our total loans, at March 31, 2012. Commercial loans increased from $3.1 million, or 3.5% of our total loans, at March 31, 2009 to $5.6 million, or 6.6% of our total loans, at March 31, 2012. Moreover, as part of our strategy to increase earnings, we will seek to continue to increase commercial real estate lending, as well as commercial lending, and intend to add commercial lending personnel to assist us in these efforts. These types of loans generally expose a lender to greater risk of nonpayment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers and, for commercial construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by nonreal estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than single-family residential mortgage loans, we may need to increase our allowance for loan losses in the future associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a single-family residential mortgage loan. In addition, because of the increases in commercial real estate and commercial loans in recent years, much of our portfolio of these types of loans is unseasoned, although many of these loans are to borrowers we know well and with whom we have other borrowing or deposit relationships.

Significant loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money, we incur the risk that our borrowers will not repay their loans. We provide for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial condition and results of operations. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount recorded in our allowance for loan losses. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of the Comptroller of the Currency, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the Office of the Comptroller of the Currency after a review of the information available at the time of its examination. Our allowance for loan losses amounted to $837,000, or 0.98% of total loans outstanding and 93.61% of nonperforming loans, at March 31, 2012. Our allowance for loan losses at March 31, 2012 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. In addition, at March 31, 2012, we had 13 loan relationships with outstanding balances, net of participation interests sold, that exceeded $1.0 million, all of which were performing according to their original terms. However, the deterioration of one or more of these loans could result in a significant increase in our non-performing loans and our provision for loan losses, which would negatively impact our results of operations.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down theses securities to their fair value. Any charges for other than temporary impairment would not impact cash flow, tangible capital or liquidity.

The loss of senior management could hurt our operations.

We rely heavily on our executive officers, Michael Gavin, David Wallace, Ronald Ballard, Melody Kline and Kay Webster. The loss of one or more members of senior management could have an adverse effect on us because, as a small community bank, our senior executive officers have more responsibility than would be typical at a larger financial institution with more employees. In addition, as a small community bank, we have fewer management-level personnel who are in a position to assume the responsibilities of our senior executive officers. We have purchased key man life insurance for Mr. Wallace only.

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

The recent economic downturn could result in increases in our level of nonperforming loans and/or reduce demand for our products and services which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our primary market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets and the strength of the economy in the United States, generally, and in our primary market area in particular. Recently, the national economy has experienced a general downturn, with rising unemployment levels, declines in real estate values and an erosion of consumer confidence. These economic conditions also had a negative impact on our primary market area. In addition, our primary market area has experienced a softening of the local real estate market, including reductions in local property values, and a decline in the local manufacturing industry, which employs many of our borrowers. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. Nearly all of our loans are secured by real estate or made to businesses in our primary market area, which consists of Baltimore and Harford Counties and Baltimore City in Maryland and the surrounding areas. As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in non-performing loans which would negatively impact our interest income and result in higher provisions for loan losses, causing a decrease in earnings. The economic downturn could also result in reduced demand for credit or fee-based products and services, which also would decrease our revenues.

Increased and/or special FDIC assessments will hurt our earnings.

The recent economic downturn has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $67,000. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $863,000. Due to a recent change in the methodology that the FDIC uses to calculate assessments, our actual assessment expense has decreased, but additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

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

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2011, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 0.29% of the deposits in Baltimore County, Maryland; 1.62% of the deposits in Harford County, Maryland; and 0.20% of the deposits in Baltimore City, Maryland. Most of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our primary market area. See “Our Business — Market Area” and “Our Business — Competition” for more information about our primary market area and the competition we face.

Financial reform legislation recently enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

The recently enacted Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, like Madison Square Federal Savings Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10.0 billion in assets. Banks and savings institutions with $10.0 billion or less in assets will be examined by their applicable bank regulators.

In addition, the Dodd-Frank Act will increase shareholder influence over boards of directors by requiring certain public companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow shareholders to nominate and solicit votes for their own candidates using a company’s proxy materials.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency, our primary federal regulator, and the Federal Deposit Insurance Corporation, as insurer of our deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Madison Square Federal Savings Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Additional expenses from operating as a public company will adversely affect our profitability.

Our noninterest expenses have increased as a result of the financial accounting, legal and various other expenses associated with operating as a public company and complying with public company disclosure obligations, particularly those obligations imposed by the Sarbanes-Oxley Act of 2002. Compliance with the Sarbanes-Oxley Act of 2002 will require us to upgrade our accounting systems, which will increase our operating expenses and adversely affect our profitability.

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

We will recognize annual employee compensation and benefit expenses under recently implemented benefit plans.  These additional expenses will adversely affect our profitability.  We will recognize expenses for our employee stock ownership plan annually as shares are committed to be released to participants’ accounts.   The cost of the first two years of expense for the employee stock ownership plan was approximately $29,000 for each year.   We also will recognize expense for grants of stock options, which expense generally is recognized over the vesting period of options awarded.  The cost of the vested stock options issued in fiscal 2012 was approximately $15,000, and the estimated expense for the unvested portion is expected to be approximately $14,000 annually for the next two years.  No restricted stock was issued in 2012, but if we were to award restricted stock in the future, we would recognize expense for restricted stock awards generally over the vesting period of awards made.  Additional option grants, as well as restricted stock awards, may be made in the future, and the expense thereof may be material.  See notes 14 and 15 of the notes to the audited consolidated financial statements included in this Annual Report on Form 10-K for more detailed information relating to our benefit plans.

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

Provisions of the articles of incorporation and bylaws of Madison Bancorp, state corporate law and federal banking regulations may make it more difficult for companies or persons to acquire control of Madison Bancorp. As a result, our shareholders may not have the opportunity to participate in such a transaction and the trading price of our common stock may not rise to the level of other institutions that are more vulnerable to hostile takeovers. The factors that may discourage takeover attempts or make them more difficult include:

•	Articles of incorporation and bylaws. Provisions of the articles of incorporation and bylaws of Madison Bancorp may make it more difficult and expensive to pursue a takeover attempt that the board of directors opposes. These provisions also make more difficult the removal of current directors or management, or the election of new directors. These provisions include:

•	limitation on the right to vote shares;

•	the election of directors to staggered terms of three years;

•	provisions regarding the timing and content of shareholder proposals and nominations;

•	provisions restricting the calling of special meetings of shareholders;

•	the absence of cumulative voting by shareholders in the election of directors;

•	the removal of directors only for cause; and

•	supermajority voting requirements for changes to some provisions of the articles of incorporation and bylaws.

•	Maryland anti-takeover statute. Under Maryland law, any person who acquires more than 10% of a Maryland corporation without prior approval of its board of directors is prohibited from engaging in any type of business combination with the corporation for a five-year period. Any business combination after the five-year period would be subject to supermajority shareholder approval or minimum price requirements.

•	Office of the Comptroller of the Currency regulations. Office of the Comptroller of the Currency regulations prohibit, for three years following the completion of a mutual-to-stock conversion, the offer to acquire or the acquisition of more than 10% of any class of equity security of a converted institution without the prior approval of the Office of the Comptroller of the Currency.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

We conduct our business through our main office and our branch offices. The following table sets forth certain information relating to these facilities at March 31, 2012.

Location	Year Opened	Approximate Square Footage	Owned/ Leased	Net Book Value at March 31, 2012

Main Office:

Administrative Headquarters 8615 Ridgely’s Choice Drive, Suite 111 Baltimore, Maryland	2011	6,317	Leased (1)	$5,235

Branch Offices:

Perry Hall Branch 9651 Belair Road Baltimore, Maryland	1997	4,800	Owned	1,246,494

Gardenville Branch 5415 Belair Road Baltimore, Maryland	2006	2,500	Owned	1,551,847

Fallston Branch 2209 Belair Road Fallston, Maryland	2002	2,250	Leased (2)	581,792

Bel Air Branch 126 N. Main Street Bel Air, Maryland	2009	3,600	Leased (3)	94,941

____________________________

(1)	Lease expires August 31, 2021.
(2)	Madison Square Federal Savings Bank acquired the Fallston Branch subject to a land lease. At termination of the land lease, the property reverts to the landlord. The lease expiration date is 2040, assuming the extension of all renewal options under the lease available to the Bank.
(3)	Lease expires October 31, 2013; there is one five year renewal available which if exercised, would extend the lease term until October 31, 2018.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Shareholders Matters and Issuer Purchases of Equity Securities

Madison Bancorp, Inc.’s common stock is quoted on the OTC Bulletin Board under the symbol “MDSN.” The common stock was issued at a price of $10.00 per share in connection with the Bank’s mutual to stock conversion and the initial public offering of the Company’s common stock. The common stock commenced trading on the OTC Bulletin Board on October 6, 2010. As of March 31, 2012, there were approximately 130 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

Presented below is the high and low trade information for Madison’s common stock for the periods presented. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Information has been obtained from the NASDAQ Stock Market, Inc. The Company has not declared or paid cash dividends.

	Price Range Per Share
Fiscal 2012:
Quarter Ended	Low	High	Dividends

March 31, 2012	$7.90	$8.60	$0
December 31, 2011	8.10	8.75	0
September 30, 2011	9.05	9.85	0
June 30, 2011	9.81	10.99	0

Fiscal 2011:
Quarter Ended

March 31, 2011	$10.40	$11.00	$0
December 31, 2010	10.00	10.75	0
September 30, 2010	N/A	N/A	N/A
June 30, 2010	N/A	N/A	N/A

The Company did not repurchase any of its common stock during the fiscal year ended March 31, 2012.

The Company is subject to Maryland law, which generally permits a corporation to pay dividends on its common stock unless, after giving effect to the dividend, the corporation would be unable to pay its debts as they become due in the usual course of its business or the total assets of the corporation would be less than its total liabilities. Dividend payments by the Company depend primarily on dividends received by the Company from the Bank. The payment of cash dividends on capital stock by a savings institution is limited by Office of the Comptroller of the Currency regulations. We may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with our reorganization. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized.

Item 6. Selected Financial Data

The summary consolidated financial information presented below is derived in part from our consolidated financial statements. The following is only a summary and should be read it in conjunction with the consolidated financial statements and notes beginning on page 60. The information at March 31, 2012 and 2011 and for the years then ended is derived in part from the audited consolidated financial statements of Madison Bancorp, Inc. that appear elsewhere in this Annual Report on Form 10-K.

Selected Consolidated Financial Condition Data

	At March 31,
(Dollars in thousands)	2012	2011
Financial Condition Data:
Total assets	$155,245	$153,991
Cash and cash equivalents	10,735	8,183
Investment securities available-for-sale	53,389	52,625
Loans receivable, net	84,986	86,178
Deposits	140,181	139,518
Total equity	$14,155	$13,639

Selected Operations Data

	For the Year Ended March 31,
(Dollars in thousands)	2012	2011
Operating Data:
Interest revenue	$5,803	$6,101
Interest expense	1,988	2,260
Net interest income	3,816	3,841
Provision for loan losses	292	235
Net interest income after provision for loan losses	3,524	3,607
Noninterest revenue (loss)	225	405
Noninterest expenses	3,759	4,069
Loss before income taxes	(11)	(57)
Net loss	$(11)	$(57)

Selected Performance Ratios

	At or For the Year Ended March 31,
	2012	2011
Performance Ratios (1):
Return on average assets	(0.01)%	(0.04)%
Return on average equity	(0.08)	(0.50)
Interest rate spread (2)	2.42	2.52
Net interest margin (3)	2.57	2.65
Noninterest expenses to average assets	2.45	2.68
Average interest-earning assets to average interest-bearing liabilities	111.32	108.09
Average equity to average assets	9.09	7.56

Selected Regulatory Capital and Asset Quality Ratios

	At or For the Year Ended
	March 31,
	2012	2011
Regulatory Capital Ratios:
Total risk-based capital (to risk-weighted assets)	17.21%	16.68%
Tier 1 capital (to risk-weighted assets)	16.10	15.93
Tier 1 capital (to adjusted total assets)	7.80	7.77

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.98	0.73
Allowance for loan losses as a percent of nonperforming loans	93.61	6,955.62
Net charge-offs to average outstanding loans during the period	0.11	0.23
Nonperforming loans as a percent of total loans	1.04	0.01
Nonperforming assets as a percent of total assets	0.58	0.34

________________________

(1)	With the exception of end of period ratios, all ratios are based on average daily balances during the periods.
(2)	Represents the difference between the average yield on average interest-earning assets and the average cost on average interest-bearing liabilities.
(3)	Represents net interest income as a percent of average interest-earning assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Strategy

Background. For many years, we have operated as a traditional savings and loan association, attracting deposits and investing those funds primarily in residential mortgage loans and investment securities. Several years ago, primarily due to our small size relative to our fixed costs and to market interest rate increases which increased our cost of funds faster than we were able to increase yields on our assets, we began to experience net operating losses. Recognizing our need to adapt to current and future changing market conditions, our Board of Directors initiated a search process to recruit an executive officer that could be an agent for change. In January 2008 we hired Michael Gavin as our Chief Executive Officer, and in April 2008 we hired Ronald Ballard to serve as our Executive Vice President-Commercial Lending.

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

Over the years, we have developed a core of loyal customers, and our product mix concentrating on savings, checking and time deposits and residential real estate mortgage loans has allowed us to generate low cost deposits while maintaining strong asset quality. We intend to continue to retain these strengths while gradually growing our balance sheet with assets and liabilities that allow us to increase our net interest margin while reducing our exposure to risk from interest rate fluctuations.

Growing our balance sheet by increasing commercial real estate and commercial business loans

With the addition of Messrs. Gavin and Ballard, we revised our strategic plan. Our strategic plan calls for us to grow our balance sheet by emphasizing assets and liabilities that allow us to increase our net interest margin while reducing our exposure to risk from interest rate fluctuations.

With respect to our assets, our strategy has been, and continues to be, to increase the percentage of assets invested in commercial and commercial real estate loans, which tend to have higher yields than traditional single-family residential mortgage loans and which have shorter terms to maturity or adjustable interest rates. We intend to continue to emphasize residential lending while also seeking to expand our commercial real estate and commercial business lending activities with a focus on serving small businesses and emphasizing relationship banking in our primary market area. See Item 1A. “Risk Factors ― Our increased focus on commercial real estate lending and commercial business lending may expose us to increased lending risks.” We intend to leverage the pre-existing banking relationships of Messrs. Gavin and Ballard to seek out new commercial real estate and commercial lending opportunities.

Commercial real estate and commercial business loans provide us with the opportunity to earn more income because they tend to have higher interest rates than residential mortgage loans. In addition, these loans are beneficial for interest rate risk management because they typically have shorter terms and adjustable interest rates. There are many commercial properties and businesses located in our market area, and with the additional capital raised in the offering we intend to pursue the larger lending relationships associated with these opportunities. To facilitate our growth, we have added expertise in our commercial loan department through the addition of Mr. Ballard. Our commercial real estate loans have increased from $10.6 million, or 11.8% of total loans, at March 31, 2009 to $14.9 million, or 17.4% of total loans, at March 31, 2012. In addition, commercial loans have increased from $3.1 million, or 3.5% of total loans, at March 31, 2009 to $5.6 million, or 6.6% of total loans, at March 31, 2012.

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

Emphasizing lower cost core deposits to maintain low funding costs

We seek to increase net interest income by controlling costs of funding rather than maximizing asset yields because originating loans with high yields often involves greater credit risk. As a traditional thrift institution, a greater percentage of our deposit accounts have been higher balance, higher costing certificates of deposits. Over the past several years, we have sought to reduce our dependence on traditional high cost deposits in favor of stable low cost demand deposits. We have utilized additional product offerings, technology and a focus on customer service in working toward this goal. We had no brokered deposits during the years ended March 31, 2012 and 2011.

Controlling noninterest expenses

Because of the competitive environment in which we operate and the resultant pressures on our interest rate margin, it is important that we work to control noninterest expenses. Noninterest expenses decreased by $309,000, or 7.6%, from $4.1 million for the year ended March 31, 2011 to $ 3.8 million for the year ended March 31, 2012. There was an increase in salaries and employee benefits of $104,000, or 5.3%; a decrease in occupancy and equipment expense of $247,000, or 22.2%; a decrease in FDIC premiums and OCC/OTS assessments of $204,000, or 51.3%; and an increase in professional services of $25,000, or 15.9% for the year ended March 31, 2012 compared to the year ended March 31, 2011.

Adding a new branch in our existing market area or a contiguous county within the next two years

We intend to add a new branch in our existing market area or a contiguous county within the next two years although we have no current plans or commitments regarding a specific additional branch office.

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

Expenses. The noninterest expenses we incur in operating our business consists of salaries and employee benefits expenses, occupancy and equipment expenses, federal deposit insurance premiums and Office of the Comptroller of the Currency assessments, data processing expenses, professional services, stationery and postage expenses and other miscellaneous expenses. Our non-interest expenses are likely to increase as a result of expenses of shareholder communications and meetings and expenses related to additional accounting, reporting and legal services related to being a public company.

Salaries and employee benefits expenses consist primarily of salaries, wages and bonuses paid to our employees, payroll taxes and expenses for health insurance, retirement plans and other employee benefits. Following the offering, Madison adopted an Employee Stock Ownership Plan which had expenses of approximately $29,000 for each of the first two years. We also will recognize expense for grants of stock options, which expense generally is recognized over the vesting period of options awarded.  The cost of the vested stock options issued in fiscal 2012 was approximately $15,000, and the estimated expense for the unvested portion is expected to be approximately $14,000 annually for the next two years.  We anticipate adopting additional awards annually. We cannot determine the actual amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future.

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

Federal deposit insurance premiums are payments we make to the Federal Deposit Insurance Corporation for insurance of our deposit accounts. Office of the Comptroller of the Currency assessments are semi-annual assessments we pay to our primary regulator.

Data processing expenses are the fees we pay to third parties for processing customer information, deposits and loans.

Other expenses include expenses for insurance and other miscellaneous operating expenses.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The following represent our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance monthly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance which would adversely affect earnings. See note 5 of the notes to the audited consolidated financial statements included in this Annual Report on Form 10-K.

Fair Value of Investments. Securities are characterized as available for sale or held to maturity based on management’s ability and intent regarding such investment at acquisition. On an ongoing basis, management must estimate the fair value of its investment securities based on information and assumptions it deems reliable and reasonable, which may be quoted market prices or if quoted market prices are not available, fair values extrapolated from the quoted prices of similar instruments. Based on this information, an assessment must be made as to whether any decline in the fair value of an investment security should be considered an other than temporary impairment and recorded in non-interest revenue as a loss on investments. The determination of such impairment is subject to a variety of factors, including management’s judgment and experience. See note 10 of the notes to the audited consolidated financial statements.

Balance Sheet Analysis

Assets. Total assets increased from $154.0 million at March 31, 2011 to $155.2 million at March 31, 2012. The increase was primarily due to an increase in cash and cash equivalents, which were partially offset by decreases in loans receivable and other real estate owned.

Cash and Cash Equivalents. Cash and cash equivalents increased by $2.6 million, or 31.2%, from $8.2 million at March 31, 2011 to $10.7 million at March 31, 2012.

	At March 31,
	2012	2011

Cash and due from banks	$2,178,530	$882,209
Federal funds sold	173,185	172,818
FHLB overnight deposits	1,080,711	1,107,552
Federal Reserve Bank balances	7,302,787	6,020,577
Total	$10,735,213	$8,183,156

Loans. Our primary lending activity is the origination of loans secured by real estate. Our loans secured by real estate consist primarily of residential mortgage loans and, to a lesser extent, commercial real estate loans. We also originate land loans, lines of credit, and residential construction loans. Our non-real estate loans consist of consumer loans and commercial loans.

Net loans receivable decreased by $1.2 million, or 1.4%, from $86.2 million at March 31, 2011 to $85.0 million at March 31, 2012, primarily as a result of the net effect of a $4.6 million decrease in residential mortgage loans, a $217,000 decrease in consumer loans, a $1.0 million decrease in residential construction loans, and a $74,000 decrease in multi-family loans offset by a $1.0 million increase in land loans, a $2.7 million increase in commercial real estate loans, a $491,000 increase in home equity lines of credit and a $661,000 increase in commercial loans.

The largest portion of the loan portfolio consists of residential mortgage loans, which are loans secured by single-family properties. Most of our residential mortgage loans are owner occupied, but this category also includes loans secured by single-family investment properties. Residential mortgage loans totaled $53.0 million, or 61.8%, and $57.6 million, or 66.4%, of the total loan portfolio, at March 31, 2012 and 2011, respectively. The decrease in residential mortgage loans was primarily a result of borrowers’ refinancing of loans elsewhere and normal principal reductions.

Commercial real estate loans increased by $2.7 million, or 22.5%, from $12.2 million at March 31, 2011 to $14.9 million at March 31, 2012. The increase in commercial real estate loans reflected our successful marketing efforts as, with the addition of our Executive Vice President – Commercial Lending in 2008, we have sought to gradually increase our balances of commercial real estate loans in accordance with our strategic plan. At March 31, 2012, commercial real estate loans represented 17.4% of the total loan portfolio. We offer a variety of commercial real estate loans to owner occupants and investors. Our commercial real estate lending is varied and includes loans secured by office buildings, small retail buildings, warehouses and flex space.

Land loans increased by $1.0 million, or 18.0%, from $5.6 million at March 31, 2011 to $6.6 million at March 31, 2012. The increase in land loans was primarily due to the origination of 2 loans secured by a total of 300 residential building lots. At March 31, 2012, land loans represented 7.7% of the total loan portfolio.

Home equity lines of credit totaled $2.2 million and represented 2.6% of total loans at March 31, 2012, compared to $1.8 million, or 2.0% of total loans, at March 31, 2011. The $491,000, or 28.0%, increase in home equity lines of credit at March 31, 2012 compared to March 31, 2011 follows a $349,000, or 24.8%, increase at March 31, 2011 as compared to March 31, 2010. These increases resulted from continued customer awareness of our more competitive home equity line of credit product which we introduced during the year ended March 31, 2010.

Residential construction loans totaled $1.2 million, and represented 1.4% of total loans, at March 31, 2012, compared to $2.2 million, or 2.5% of total loans, at March 31, 2011. The $972,000, or 44.7%, decrease in residential construction loans at March 31, 2012 as compared to March 31, 2011 was due to decreases in lines of credit to local builders and construction loans to homeowners. These loans to builders are primarily for pre-sold homes, although we occasionally may originate a limited number of loans secured by spec units.

Our non-real estate secured loans consist of consumer loans and commercial loans. While we offer a variety of consumer loans, we do not emphasize this type of lending and generally make consumer loans as an accommodation to our existing customers. Consumer loans decreased by $217,000, or 26.1%, from $829,000 at March 31, 2011 to $612,000 at March 31, 2012. The decrease was due to the general run off of the consumer portfolio, as we do not emphasize this type of lending.

Our commercial loans generally are secured by equipment and receivables, although in rare cases may be unsecured, and include operating lines of credit. Commercial loans totaled $5.6 million, representing 6.6% of total loans, at March 31, 2012, compared to $5.0 million, or 5.7% of total loans, at March 31, 2011.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At March 31,
	2012		2011
	Amount	Percent	Amount	Percent
Loans secured by mortgages:
Residential:
1-4 Single family	$53,002,752	61.82%	$57,608,257	66.42%
Multi-family	1,593,173	1.86	1,667,385	1.92
Commercial	14,885,346	17.36	12,154,376	14.02
Land	6,568,154	7.66	5,566,059	6.42
Lines of credit	2,247,787	2.62	1,756,463	2.03
Residential construction	1,203,508	1.41	2,175,906	2.51
	79,500,720	92.73	80,928,446	93.32
Consumer	612,326	0.71	828,925	0.96
Commercial	5,624,473	6.56	4,962,980	5.72
Total loans	85,737,519	100.00%	86,720,351	100.00%
Net deferred costs	85,955		93,682
Allowance for loan losses	(837,063)		(635,535)
Loans receivable, net	$84,986,411		$86,178,498

Loan Maturity

The following table sets forth certain information at March 31, 2012 regarding the dollar amount of loan contractual maturities becoming due during the period indicated. The table does not include any estimate of principal repayments or prepayments which significantly shorten the average life of all loans. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	1-4 Single Family Residential	Multi-family Residential	Commercial Mortgages	Land	Home Equity Lines of Credit	Residential Construction	Commercial Not Secured by Real Estate	Consumer Not Secured by Real Estate	Total
Amounts due in:
One year or less	$551,465	$0	$196,454	$2,659,286	$488,573	$1,203,508	$2,437,848	$86,620	$7,623,754
More than one to two years	116,468	0	0	3,286,981	87,382	0	1,177,595	68,649	4,737,075
More than two to three years	693,878	0	472,783	162,500	34,864	0	4,146	169,000	1,537,171
More than three to five years	1,835,050	0	0	418,219	1,207	0	907,237	264,525	3,426,238
More than five to ten years	14,831,892	0	945,540	41,168	1,635,761	0	293,716	23,532	17,771,609
More than ten to fifteen years	6,695,333	1,121,153	2,058,382	0	0	0	0	0	9,874,868
More than fifteen years	28,278,666	472,020	11,212,187	0	0	0	803,931	0	40,766,804
Total	$53,002,752	$1,593,173	$14,885,346	$6,568,154	$2,247,787	$1,203,508	$5,624,473	$612,326	$85,737,519

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at March 31, 2012 that are due after March 31, 2013 and categorizes them by either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

	Floating or Adjustable Rates	Fixed Rates	Total
Amounts due in:
More than one to two years	$3,400,225	$1,336,850	$4,737,075
More than two to three years	437,438	1,099,733	1,537,171
More than three to five years	419,427	3,006,811	3,426,238
More than five to ten years	1,635,762	16,135,847	17,771,609
More than ten to fifteen years	3,179,535	6,695,333	9,874,868
More than fifteen years	14,972,185	25,794,619	40,766,804
Total	$24,044,572	$54,069,193	$78,113,765

Most of our adjustable rate loans contain floor rates. Some adjustable rate loan products contain floor rates equal to the initial interest rate on the loan. When market interest rates fall below the floor rate, as has occurred in recent periods, loan rates do not adjust further downward.

Loan Activity

The following table shows loans originated, purchased and sold during the periods indicated.

	Year Ended March 31,
	2012	2011

Total loans at beginning of period	$86,720,351	$90,821,572
Loans originated:
Loans secured by mortgages:
Residential:
1-4 Single family	6,107,724	3,957,651
Multi-family	0	0
Commercial	1,855,000	837,847
Land	2,897,035	1,949,310
Line of credit	928,664	967,647
Residential construction	2,640,065	2,214,255
	14,428,488	9,926,710
Consumer	277,774	290,870
Commercial	2,212,543	1,519,135
Total loans originated	16,918,805	11,736,715
Loans purchased	1,700,000	149,062
Deduct:
Loan principal repayments	(17,252,253)	(14,425,103)
Loan sales	(2,255,382)	(1,356,270)
Loan charge-offs, net	(94,002)	(205,625)
Net loan activity	(982,832)	(4,101,221)
Total loans at end of period	$85,737,519	$86,720,351

Loan originations come from a number of sources. The primary sources of loan originations are contacts with our loan officers, existing customers, walk-in traffic, referrals from customers, and, to a lesser extent, advertising.

Loan sales consist primarily of the sale of participation interest in certain commercial and construction loans that are in excess of our regulatory loans-to-one-borrower limit. In those instances where we originate loans in amounts that exceed our loans-to-one borrower limit, we sell participation interests in such loans to other local banks. During the year ended March 31, 2012, the amount of loans sold increased by approximately $900,000, or 66.3%, primarily the result of the originations of more loans in excess of our regulatory loans-to-one-borrower limit.

Occasionally, on a very selective basis, we have purchased participation interests in commercial real estate loans to supplement our loan portfolio. We purchase loan participations solely from a very limited number of other local banks we know well, and the loans must be secured by properties located in our market area. We underwrite participation interests using the same underwriting standards for loans that we originate for our portfolio. At March 31, 2012, our purchased participation interests totaled $2.2 million. These participation loans include a school and a commercial building lot. We do not purchase whole loans.

One loan participation we own is a pool of loans made in low to moderate income areas of Baltimore City. Our portion of these loans was approximately $1.2 million at March 31, 2012.

Securities. At March 31, 2012, we had $53.4 million of securities available-for-sale, consisting of U.S. government securities, certificates of deposit insured by the Federal Deposit Insurance Corporation, mortgage-backed securities issued by Freddie Mac or Fannie Mae or guaranteed by Ginnie Mae. Our securities portfolio is used to invest excess funds for increased yield and manage interest rate risk.

Our available-for-sale securities increased by $764,000, or 1.5%, from $52.6 million at March 31, 2011 to $53.4 million at March 31, 2012. The increase in available-for-sale securities is the result of purchases of $46.4 million of U.S. Agency mortgage-backed securities and collateralized mortgage obligations and brokered certificates of deposit. The increase in available-for-sale securities was partially offset by calls, maturities or repayments of $17.8 million on securities. During the year ended March 31, 2012, the Company took advantage of market conditions and sold mortgage backed securities totaling $28.6 million and recognized gross gains of $400,000 and gross loses of $200,000. At March 31, 2012, we also held a $234,500 investment in the common stock of the Federal Home Loan Bank of Atlanta. A portion of this investment is required in order to collateralize borrowings from the Federal Home Loan Bank of Atlanta. We hold no stock in Fannie Mae or Freddie Mac and have not held stock in these entities throughout the periods presented.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.

	March 31, 2012		March 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment securities available-for-sale:
U.S. government agencies	$2,000,282	$2,001,765	$10,233,047	$10,155,307
Brokered certificates of deposit	6,886,898	6,880,029	4,785,434	4,776,597
Mortgage-backed securities (Agency)	31,800,333	32,320,477	33,117,844	33,016,462
Collateralized mortgage obligations (Agency)	12,157,358	12,187,066	4,475,445	4,486,526
Collateralized mortgage obligations (Non-agency)	0	0	263,109	190,077
Total	$52,844,871	$53,389,337	$52,874,879	$52,624,969

The following table sets forth the stated maturities and weighted average yields of investment securities at March 31, 2012. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	March 31, 2012
(Dollars in thousands)	One Year or Less	After 1 to 5 Years	After 5 to 10 Years	After 10 Years	Total

Investment securities available-for-sale:
U.S. Government agencies
Estimated fair value	$0	$604,165	$1,147,594	$250,006	$2,001,765
Amortized cost	0	600,000	1,150,282	250,000	2,000,282
Yield	0.00%	1.18%	1.67%	0.65%	1.40%
Brokered certificates of deposit
Estimated fair value	$2,627,635	$4,252,394	$0	$0	$6,880,029
Amortized cost	2,626,898	4,260,000	0	0	6,886,898
Yield	0.69%	1.14%	0.00%	0.00%	0.97%
Mortgage-backed securities – agency
Estimated fair value	$0	$6,811	$3,777,846	$28,535,820	$32,320,477
Amortized cost	0	5,920	3,720,024	28,074,389	31,800,333
Yield	0.00%	8.87%	2.02%	2.19%	2.18%
Collateralized mortgage-backed obligations (Agency)
Estimated fair value	$0	$0	$2,003,570	$10,183,496	$12,187,066
Amortized cost	0	0	2,001,968	10,155,390	12,157,358
Yield	0.00%	0.00%	1.34%	0.85%	0.94%
Total Investment Securities:
Estimated fair value	$2,627,635	$4,863,370	$6,929,010	$38,969,322	$53,389,337
Amortized cost	2,626,898	4,865,920	6,872,274	38,479,779	52,844,871
Yield	0.69%	1.16%	1.77%	1.83%	1.70%

At March 31, 2012, we did not have any security (other than U.S. government agency securities) that exceeds 10% of our total equity at that date.

Ground Rents. Ground rents represent the value of long-term leases with respect to land we own underlying residential properties.  Our balance in ground rents decreased by $164,000 from $454,000 at March 31, 2011 to $290,000 at March 31, 2012, as we let our portfolio of ground leases run off over time as the homeowners redeemed leases. The majority of the decrease was from charging off uncollectible ground rents.  The entire ground rent portfolio was sold as of May 1, 2012 at the value recorded at March 31, 2012.

Other Real Estate Owned. As of March 31, 2012, the Company had no Other Real Estate Owned (OREO). As of March 31, 2011, OREO was $434,000. The Company had a participation interest in a 14 unit rental property that was disposed of during the quarter ended September 30, 2011. The property was sold to an unrelated third party.

Deposits. We accept deposits primarily from individuals and businesses who are located in our primary market area. We rely on competitive pricing, customer service, account features and the location of our branch offices to attract and retain deposits. Deposits serve as the primary source of funds for our lending and investment activities. Interest-bearing deposit accounts offered include savings accounts, individual NOW accounts, money market accounts and certificates of deposit. Noninterest-bearing accounts consist of free checking and commercial checking accounts. Total deposits increased by $663,000 to $140.2 million at March 31, 2012 from $139.5 million at March 31, 2011. Balances of noninterest-bearing deposits increased by $1.3 million at March 31, 2012 to $6.6 million from $5.3 million at March 31, 2011. Interest-bearing deposits decreased by $658,000 to $133.6 million at March 31, 2012 compared to $134.3 million at March 31, 2011. The majority of the decrease was in NOW account deposits which decreased by $404,000 from $2.7 million at March 31, 2011 to $2.3 million at March 31, 2012 and certificates of deposits which decreased by $383,000 from $103.3 million at March 31, 2011 to $102.9 million at March 31, 2012.

The following table sets forth average balances and average rates of our deposit products for the periods ended March 31, 2012 and 2011.

	March 31,
	2012			2011
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate

Noninterest-bearing:
Demand	$5,981,456	4.31%	0.00%	$5,969,868	4.27%	0.00%
Interest-bearing:
NOW	2,274,056	1.64	0.10	2,791,213	2.00	0.11
Money Market	6,869,418	4.95	0.43	5,884,898	4.21	0.66
Savings	22,350,043	16.12	0.20	22,178,913	15.87	0.26
Time	101,221,578	72.98	1.89	102,955,301	73.65	2.10
	$138,696,551	100.00%	1.43%	$139,780,193	100.00%	1.62%

Time deposits of $100,000 or more included in time above, were $45.2 million and $43.9 million at March 31, 2012 and 2011, respectively.

During the year ended March 31, 2012, average balances in noninterest-bearing deposits increased $158,000 or 2.65%. Interest-bearing deposits decreased by $45,000, or 0.03%, with balances remaining essentially unchanged at $133.8 million at March 31, 2011 and 2012. Maintenance of our level of deposits is a reflection of further turmoil in the financial markets as our customers continue to seek the security of FDIC-insured deposits.

The following table indicates the amount of certificates of deposit with balances of $100,000 or greater by time remaining until maturity as of March 31, 2012, none of which are brokered deposits.

Maturity Period	Amount

Three months or less	$6,961,105
Over three through six months	4,819,089
Over six through twelve months	12,445,374
Over twelve months	21,007,976
Total	$45,233,544

The following table sets forth time deposits classified by rates at the dates indicated.

	March 31,
	2012	2011

Less than 1.00%	$18,800,069	$12,833,523
1.00% to 1.99	49,216,893	37,184,601
2.00% to 2.99	28,218,992	45,363,102
3.00% to 3.99	2,949,319	3,469,505
4.00% to 4.99	3,760,730	4,478,346
	$102,946,003	$103,329,077

The following table sets forth the amount and maturities of time deposits at March 31, 2012.

	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years to Four Years	Over Four Years to Five Years	Total Time Deposits	Percentage of Total Time Deposits

Less than 1.00%	$17,372,965	$1,427,104	$0	$0	$0	$18,800,069	18.26%
1.00% to 1.99%	18,819,858	10,396,807	14,909,163	845,891	4,245,174	49,216,893	47.81
2.00 % to 2.99%	19,238,087	3,285,194	3,439,229	2,256,482	0	28,218,992	27.41
3.00% to 3.99%	405,154	2,544,165	0	0	0	2,949,319	2.87
4.00% to 4.99%	908,795	2,851,935	0	0	0	3,760,730	3.65
	$56,744,859	$20,505,205	$18,348,392	$3,102,373	$4,245,174	$102,946,003	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended March 31,
	2012	2011
Beginning balance	$139,518,356	$136,965,267
Increase (decrease) before interest credited	(1,324,519)	293,020
Interest credited	1,987,390	2,260,069
Net increase (decrease) in deposits	662,871	2,553,089
Ending balance	$140,181,227	$139,518,356

Borrowings. We are permitted to use borrowings from the Federal Home Loan Bank of Atlanta and repurchase agreements to supplement our supply of funds for loans and investments and for interest rate risk management. The Bank also has a line of credit available from a large financial institution. We had no borrowings at March 31, 2012 or 2011.

Equity. For the year ended March 31, 2012, equity increased by $516,000, or 3.78%, primarily as a result of an increase of $481,000 in accumulated other comprehensive income relating to unrealized gains in our available-for-sale securities portfolio. Equity increased by $4.6 million, or 50.5%, to $13.6 million at March 31, 2011 as the result of the successful completion of our mutual to stock conversion and concurrent stock offering in which we raised net proceeds of $5.3 million. This was offset, in part, by a net loss of $57,000 for the year ended March 31, 2011 and a decrease in accumulated other comprehensive income (net of income taxes) in the amount of $311,000 for the year ended March 31, 2011.

Results of Operations for the Years Ended March 31, 2012 and 2011

Overview. Our net loss was $10,500 for the year ended March 31, 2012, compared to a net loss of $57,000 for the year ended March 31, 2011. The results for 2012 included improvements in many categories including decreases in noninterest expense and increases in gains on sales of available-for-sale securities.

Net Interest Income. Net interest income remained unchanged at $3.8 million for the years ended March 31, 2012 and 2011. A decrease of $284,000 in interest income and fees on loans was offset by a decrease of $272,000 in interest expense on total deposits. Our interest rate spread was 2.42% for the year ended March 31, 2012 compared to 2.52% for the year ended March 31, 2011 and our net interest margin decreased to 2.57% for the year ended March 31, 2012 from 2.65% for the year ended March 31, 2011.

Interest on loans decreased by $284,000 to $4.7 million for the year ended March 31, 2012 from $5.0 million for the year ended March 31, 2011 due to a $4.6 million decrease in residential mortgage loans as a result of customers’ refinancing of loans elsewhere and normal principal reductions. The average balance of loans decreased by $4.5 million to $84.3 million for the year ended March 31, 2012 from $88.7 million for the year ended March 31, 2011 as a result of a decrease in residential mortgage loans offset by an increase in other lending categories. The average yield on loans decreased to 5.60% for the year ended March 31, 2012 from 5.64% for the year ended March 31, 2011 due to a change in loan mix.

Interest on securities available-for-sale increased by $74,000 for the year ended March 31, 2012 as compared to the year ended March 31, 2011, caused by a $13.9 million increase in the average balance of investment securities available-for-sale offset by a 63 basis point decrease in the average yield. At March 31, 2012, we held no securities classified as held-to-maturity. On December 31, 2010, the entire held-to-maturity investment portfolio of $1.2 million was transferred to available-for-sale.

Interest on interest-bearing due from banks was $24,000 for the year ended March 31, 2012 as compared to $49,000 for the year ended March 31, 2011, as a result of a decrease of $6.0 million in average balance from $15.7 million for the year ended March 31, 2011 to $9.8 million for the year ended March 31, 2012 and a decrease in yield of 6 basis points from 0.31% for the year ended March 31, 2011 to 0.25% for the year ended March 31, 2012.

Interest on total deposits decreased to $2.0 million for the year ended March 31, 2012 from $2.3 million for the year ended March 31, 2011, due to a 19 basis point decrease in the average cost of interest-bearing deposits. Interest on certificates of deposits decreased $251,000 to $1.9 million for the year ended March 31, 2012 as a result of the decrease in average cost of time deposits and a decrease in average balances of $638,000. Interest on savings deposits decreased $12,000 to $45,000 for the year ended March 31, 2012 as a result of the decrease in average cost of savings deposits offset by an increase in average balances of $171,000. Interest on NOW and money market deposit accounts decreased $9,000 to $32,000 for the year ended March 31, 2012, as a result of a decrease in average cost of NOW and money market deposits, while average balances increased by $467,000 to $9.1 million for the year ended March 31, 2012.

Average Balance and Yields. The following table for the years ended March 31, 2012 and 2011 presents information regarding the Company’s average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Amortization of net deferred loan fees is included in interest income on loans and is insignificant. Nonaccruing loans have been included in the table as loans carrying a zero yield. No tax-equivalent adjustments were made.

	Year Ended March 31,
	2012			2011
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets:
Interest-bearing balances due from banks	$9,759,937	$24,424	0.25%	$15,731,511	$49,370	0.31%
Investment securities	53,798,745	1,026,505	1.91	39,941,357	1,015,758	2.54
Loans receivable, net	84,254,085	4,722,400	5.60	88,740,042	5,006,025	5.64
Other interest-earning assets	435,603	30,017	6.89	713,954	29,720	4.16
Total interest-earning assets	148,248,370	5,803,346	3.91	145,126,864	6,100,873	4.20
Noninterest-earning assets	5,196,144			6,926,219
Total assets	$153,444,514			$152,053,083

Liabilities and shareholders’ equity:
Time deposits	$101,221,578	1,910,906	1.89%	$102,955,301	2,161,861	2.10%
Savings	22,350,043	44,884	0.20	22,178,913	57,077	0.26
NOW and money market accounts	9,143,474	31,734	0.35	8,676,111	40,623	0.47
Total interest-bearing deposits	132,715,095	1,987,524	1.50	133,810,325	2,259,561	1.69
Other interest-bearing liabilities	459,555	0	0.01	454,031	43	0.01
Total interest-bearing liabilities	133,174,650	1,987,524	1.49	134,264,356	2,259,604	1.68
Noninterest-bearing deposits	5,981,456			5,969,868
Other noninterest-bearing liabilities	344,520			325,213
Total liabilities	139,500,626			140,559,437

Total shareholders’ equity	13,943,888			11,493,646
Total liabilities and shareholders’ equity	$153,444,514			$152,053,083

Net interest income		$3,815,822			$3,841,269
Interest rate spread			2.42%			2.52%
Net interest margin			2.57%			2.65%
Average interest-earning assets to average interest-bearing liabilities			111.32%			108.09%

•	Average loan balances include nonaccrual loans.
•	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

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

	Years Ended March 31, 2012 vs. 2011			Years Ended March 31, 2011 vs. 2010
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest-earning assets:
Interest-bearing balances due from banks	$(20)	$(5)	$(25)	$(4)	$8	$4
Investment securities	39	(28)	11	34	(235)	(201)
Loans receivable, net	(252)	(32)	(284)	(46)	(6)	(52)
Other interest-earning assets	0	0	0	(1)	(2)	(3)
Total interest-earning assets	(233)	(65)	(298)	(17)	(235)	(252)

Interest-bearing liabilities:
Time deposits	(13)	(238)	(251)	83	(795)	(712)
Savings deposits	0	(12)	(12)	2	(42)	(40)
NOW and Money market accounts	2	(11)	(9)	2	(13)	(11)
Total interest-bearing deposits	(11)	(261)	(272)	87	(850)	(763)
Other interest-bearing liabilities	0	0	0	0	0	0
Total interest-bearing liabilities	(11)	(261)	(272)	87	(850)	(763)
Change in net interest income	$(222)	$196	$(26)	$(104)	$615	$511

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

Our provision for loan losses increased from $235,000 for the year ended March 31, 2011 to $292,000 for the year ended March 31, 2012. At March 31, 2012, the allowance for loan losses was $837,000, or 0.98% of the total end of period loan portfolio, compared to $636,000, or 0.73% of the total end of period loan portfolio, at March 31, 2011. Nonaccrual loans amounted to $288,000 of 1-4 single family residential mortgages at March 31, 2012 and $9,000 at March 31, 2011. An additional $607,000 was 90 days delinquent and still accruing at March 31, 2012.

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

Net loan charge-offs amounted to $91,000 during the year ended March 31, 2012, compared to $204,000 during the year ended March 31, 2011. The 2012 net charge-offs were comprised of $78,000 of 1-4 single family residential mortgages and $13,000 for a commercial loan.

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

Noninterest Revenue. Noninterest revenue decreased for the year ended March 31, 2012 to $225,000 as compared to $405,000 for the year ended March 31, 2011. The decrease during the 2012 period was due to an increase in the provision for ground rent losses of $140,000 partially offset by increases in gains on the sale of securities of $45,000.

Noninterest Expenses. Noninterest expense decreased by $309,000 or 7.6% from $4.1 million for the year ended March 31, 2011 to $3.8 million for the year ended March 31, 2012, primarily due to decreases in occupancy and equipment expense, and FDIC premiums, partially offset by increases in salaries and employee benefits, professional services and data processing expenses.

Income Tax Expense. For the years ended March 31, 2012 and 2011, we incurred no income tax expense. At March 31, 2012, we had a net operating loss carry-forward totaling approximately $268,000, which expires in 2030 and 2031. We also had a capital loss carry-forward of approximately $566,000, which expires in 2014. We have established a valuation allowance to reflect uncertainty as to our ability to realize our deferred tax asset. See note 12 of notes to the consolidated financial statements.

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis. Other risks that we face are operational risk, liquidity risk and reputation risk. Operational risk includes risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

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

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid balance of the loan, or estimated fair market value at the date of foreclosure less estimated selling costs. Any holding costs and declines in estimated fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our non-performing assets at the dates indicated.

	At March 31,
	2012	2011
Non-accrual loans:
Loans secured by mortgages:
Residential:
1-4 Single family	$287,603	$9,137
Multi-family	0	0
Commercial	0	0
Land	0	0
Lines of credit	0	0
Residential construction	0	0
	287,603	9,137
Consumer	0	0
Commercial	0	0
Total	287,603	9,137

Accruing loans past due 90 days or more:
Loans secured by mortgages:
Residential:
1-4 Single family	606,624	0
Multi-family	0	0
Commercial	0	0
Land	0	0
Lines of credit	0	0
Residential construction	0	0
Subtotal	606,624	0
Consumer	0	0
Commercial	0	0
Total	606,624	0
Total of nonaccrual and 90 days or more past due loans	894,227	9,137

Other real estate owned	0	434,000
Other nonperforming assets	0	84,832
Total nonperforming assets	894,227	527,969

Troubled debt restructurings	381,466	0

Troubled debt restructurings and total nonperforming assets	$1,275,693	$527,969

Total nonperforming loans to total loans	1.04%	0.01%
Total nonperforming loans to total assets	0.58%	0.01%
Total nonperforming assets and troubled debt restructurings to total assets	0.82%	0.34%

At March 31, 2012, nonaccrual loans consisted of six residential mortgage loans. The contractual balance on the loans was $368,403, and after charge-offs of $80,800 the recorded balance is $287,603.

At March 31, 2011, nonaccrual loans consisted of two residential mortgage loans that are part of a participation pool of loans in low to moderate income areas of Baltimore City. The contractual balance on the loans was $16,000, and after $7,000 of charge-offs, the current balance is $9,000 which we recovered from the lead bank.

For further information on our methodology for establishing specific valuation allowances, see “—Analysis and Determination of the Allowance for Loan Losses — Specific Valuation Allowance

We occasionally modify loans to extend the term to help borrowers stay current on their loan and to avoid foreclosure. At March 31, 2012, we had seven 1-4 single family mortgage loans totaling approximately $1.1 million that we had modified the terms either by extending the term or increasing the payments to allow the customer to become current. We did not forgive any principal or interest or modify the interest rates on the loans. Three of the seven were 30-59 days delinquent at March 31, 2012. We had one loan in the amount of $381,000 that was considered a troubled debt restructuring at March 31, 2012.

Interest income that would have been recorded as of March 31, 2012 and 2011 had non-accrual loans been current according to their original terms, amounted to approximately $13,000 and $1,000, respectively.

Classified Assets. Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of the Comptroller of the Currency has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets; substandard, doubtful and loss. “Substandard assets” must have one or more defined weakness and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving close attention. When we classify an asset as substandard or doubtful we may charge off an amount deemed to be uncollectable. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

The following table shows the aggregate amounts of our classified and criticized assets at the dates indicated.

	At March 31,
	2012	2011

Special mention assets	$4,969,448	$3,515,028
Substandard assets	1,398,962	847,638
Doubtful assets	0	0
Loss assets	0	0
Total classified and criticized assets	$6,368,410	$4,362,666

Classified and criticized assets include loans that are classified due to factors other than payment delinquencies, such as lack of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and, therefore, are not included as non-performing assets. Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms. Also included in classified and criticized assets are delinquent ground rents (that have a specific reserve) and certain non-agency mortgage-backed securities that have experienced rating downgrades or cash flow deficiencies.

At March 31, 2012, we had $5.0 million of special mention loans which were not currently classified as non-accrual, 90 days past due, restructured or impaired but where known information about possible credit deficiencies of borrowers caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms. Included in this category were $736,000 in residential real estate loans that have experienced some delinquency, a $31,000 commercial loan that was previously delinquent and is now performing, a $385,000 commercial loan that has experienced some delinquency, two commercial real estate loans totaling $1.9 million that are performing, two land loans totaling $1,514,000 that are performing, and two residential construction loans in the amount of $433,000 that are performing.

Of the $1.4 million of substandard assets at March 31, 2012, $288,000 were nonaccrual residential mortgage loans, $879,000 was an accruing residential mortgage and $232,000 was an accruing residential construction loan with a specific allowance allocation of $70,000.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At March 31,
	2012				2011
	30-89 Days		90 Days or More		30-89 Days		90 Days or More
	Number Of Loans	Principal Balance of Loans	Number Of Loans	Principal Balance of Loans	Number Of Loans	Principal Balance of Loans	Number Of Loans	Principal Balance of Loans

Loans secured by mortgages:
Residential:
1-4 Single family	12	$1,403,581	8	$816,600	11	$707,959	2	$9,137
Multi-family	0	0	0	0	0	0	0	0
Commercial	1	384,887	0	0	1	393,545	0	0
Land	0	0	0	0	0	0	0	0
Lines of credit	0	0	0	0	0	0	0	0
Residential construction	0	0	0	0	0	0	0	0
	13	1,788,468	8	816,600	12	1,101,504	2	9,137
Consumer	1	50	0	0	2	7,426	0	0
Commercial	1	31,194	0	0	0	0	0	0
Total	15	$1,819,712	8	$816,600	14	$1,108,930	2	$9,137

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

At March 31, 2012 and 2011, there were no loans that were delinquent or restructured or modified as the result of being a “sub-prime” loan or a loan underwritten with limited or no documentation.

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

	2012			2011
	Loan Balance	Allowance for Loan Losses Amount	% of Allowance to Total Allowance	Loan Balance	Allowance for Loan Losses Amount	% of Allowance to Total Allowance
Loans secured by mortgages:
Residential:
1-4 Single family	$53,002,752	$372,404	44.49%	$57,608,257	$185,114	29.13%
Multi-family	1,593,173	18,705	2.23	1,667,385	17,417	2.74
Commercial	14,885,346	188,199	22.48	12,154,376	141,331	22.24
Land	6,568,154	152,621	18.23	5,566,059	73,355	11.54
Lines of credit	2,247,787	13,817	1.65	1,756,463	8,441	1.33
Residential Construction	1,203,508	16,417	1.96	2,175,906	95,779	15.07
	79,500,720	762,163	91.04	80,928,446	521,437	82.05
Consumer	612,326	3,103	0.37	828,925	5,848	0.92
Commercial	5,624,473	71,149	8.51	4,962,980	63,745	10.03
	$85,737,519	836,415	99.92	$86,720,351	591,030	93.00
Unallocated		648	0.08		44,505	7.00
Total Allowance for loan losses		$837,063	100.00%		$635,535	100.00%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary, and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that the Office of the Comptroller of the Currency, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses. The Office of the Comptroller of the Currency may require us to increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operation.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or for the
	Year Ended March 31,
	2012	2011

Allowance for loan losses at beginning of period	$635,535	$605,000
Provision for loan losses	292,099	234,519
Recoveries:
Loans secured by mortgages::
Residential:
1-4 Single family	3,366	1,641
Multi-family	0	0
Commercial	0	0
Land	0	0
Lines of credit	0	0
Residential construction	0	0
	3,366	1,641
Consumer	0	0
Commercial	65	0
Total recoveries	3,431	1,641

Charge-offs:
Loans secured by mortgages::
Residential:
1-4 Single family	80,800	31,810
Multi-family	0	0
Commercial	0	0
Land	0	0
Lines of credit	0	0
Residential construction	0	173,815
	80,800	205,625
Consumer		0
Commercial	13,202	0
Total charge-offs	94,002	205,625
Net charge-offs	90,571	203,984

Allowance for loan losses at end of period	$837,063	$635,535

Allowance for loan losses to non-performing loans	93.61%	6955.62%
Allowance for loan losses to total loans outstanding at the end of the period	0.98%	0.73%
Net charge-offs (recoveries) to average loans outstanding during the period	0.11%	0.23%

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

Interest Rate Risk Analysis. We currently use the interest rate risk analysis provided by a third party to calculate our level of interest rate risk. This analysis measures interest rate risk by capturing net interest income at risk (NII), also called Earnings at Risk (EAR), and changes in economic value of equity (EVE). EVE represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market assets and liabilities in the event of a sudden and sustained 100 to 400 basis point increase in market interest rates or 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.

The following table, which is based on information that we furnish to our third-party provider, presents our change in the EAR and changes in the EVE at March 31, 2012 that would occur in the event of an immediate change in interest rates as described above, with no effect given to any steps that we might take to counteract that change.

Change (in Basis	Economic Value of Equity (EVE)			Earnings at Risk (EAR)
Points) in Rates	$ Amount (000)	% Change	EVE Ratio	$ Amount (000)	% Change
+400	(4,055.5)	(27.8)	7.03%	82.3	2.1
+300	(2,649.6)	(18.2)	7.83%	130.3	3.4
+200	(1,095.0)	(7.5)	8.69%	168.3	4.4
+100	3.1	0.0	9.26%	187.8	4.9
0	0.0	0.0	9.18%	0.0	0.0
-100	(49.3)	(0.3)	9.12%	(340.3)	(8.9)

Memo (000):
EVE under current interest rates:	$14,562.0
NII under current rates:	$3,843.6

We use various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if there is a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds available to meet short-term liquidity needs consist of deposit inflows, loan repayments and maturities and sales of investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We regularly adjust our investments in liquid assets available to meet short-term liquidity needs based upon our assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities and (iv), the objectives of our asset/liability management policy. We do not have long-term debt or other financial obligations that would create long-term liquidity concerns.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At March 31, 2012, cash and cash equivalents totaled $10.7 million. Securities classified as available-for-sale amounted to $53.4 million. The interest-bearing deposits in banks of $738,000 at March 31, 2012 provide additional sources of liquidity. Our liquidity has increased as customers have sought the safety of FDIC-insured deposits. In addition, at March 31, 2012, we had the ability to borrow a total of approximately $30.4 million from the Federal Home Loan Bank of Atlanta and we have a $2.7 million line of credit with a large financial institution. At March 31, 2012, we had no Federal Home Loan Bank advances outstanding or borrowings on the line of credit.

At March 31, 2012, we had $4.5 million in commitments to extend credit outstanding. Certificates of deposit due within one year of March 31, 2012 totaled $56.7 million, or 55.1% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2013. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of March 31, 2012.

		Payments Due by Period
Contractual Obligations	Total	One Year or Less	Over One to Three Years	Over Three to Five Years	More Than Five Years

Long-term debt obligations	$0	$0	$0	$0	$0
Capital lease obligations	0	0	0	0	0
Operating lease obligations	2,934,816	283,064	593,265	635,780	1,422,707
Loan purchase obligations	0	0	0	0	0
Other long-term liabilities reflected on balance sheet	0	0	0	0	0
Total	$2,934,816	$283,064	$593,265	$635,780	$1,422,707

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activity is the origination of deposit accounts. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us compared to our local competitors, and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

Financing and Investing Activities

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2012, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

The capital from our stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations were enhanced by the capital from the offering, resulting in increased net interest-earning assets and revenue. However, the large increase in equity resulting from the capital raised in our 2010 public stock offering will, initially, have an adverse impact on our return on equity. Following the offering, we may use capital management tools such as cash dividends and common share repurchases. However, in compliance with conversion regulations, we will not be allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the equity benefit plan after its approval by shareholders, unless extraordinary circumstances exist, and we receive regulatory approval.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit, and letters of credit. For information about our loan commitments, unused lines of credit, and letters of credit, see note 8 of the notes to the audited consolidated financial statements contained in this Annual Report on Form 10-K.

For the year ended March 31, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Recently Adopted Accounting Guidance

ASU No. 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 became effective for the Bank on April 1, 2012 and is not expected to have a significant impact on our financial statements.

ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 became effective for the Bank on April 1, 2012 and is not expected to have a significant impact on our financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 became effective for the Bank on April 1, 2012; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below. In connection with the application of ASU 2011-05, our financial statements include separate statements of comprehensive income.

ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.” ASU 2011-08 amends Topic 350, “Intangibles – Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 became effective for the Bank on April 1, 2012 and is not expected to have a significant impact on our financial statements.

ASU 2011-11, “Balance Sheet (Topic 210) - “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on April 1, 2013, and is not expected to have a significant impact on our financial statements.

ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 became effective for the Bank on April 1, 2012 and is not expected to have a significant impact on our financial statements.

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

The information required by this item is included herein beginning on page 60.

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

(b)	Internal Control Over Financial Reporting

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

Management of Madison Bancorp, Inc. (the “Company”) is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on the best estimates and judgments of management.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control system is designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of the company’s financial reporting and the preparation and presentation of financial statements for external reporting purposes in conformity with accounting principles generally accepted in the United States of America, as well as to safeguard assets from unauthorized use or disposition. The system of internal control over financial reporting is evaluated for effectiveness by management and tested for reliability through a program of internal audit with actions taken to correct potential deficiencies as they are identified. Because of inherent limitations in any internal control system, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the effectiveness of the company’s internal control over financial reporting as of March 31, 2012 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment and on the forgoing criteria, management has concluded that, as of March 31, 2012, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” or “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

/s/ Michael P. Gavin
Michael P. Gavin
President, Chief Executive Officer
and Chief Financial Officer

(c) Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

The information relating to the directors of the Company is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders – Item 1 - Election of Directors” in the Proxy Statement for the Company’s 2012 Annual Meeting of Stockholders (the “Proxy Statement”).

Executive Officers

The information regarding the Company’s executive officers is incorporated herein by reference to Part I, Item 1, “Description of Business — Executive Officers of the Company” of this Annual Report on Form 10-K.

Corporate Governance

Information regarding the Company’s Audit Committee and Audit Committee financial expert is incorporated herein by reference to the section captioned “Corporate Governance” in the Proxy Statement.

Compliance with Section 16(a) of the Exchange Act

Information regarding compliance with Section 16(a) of the Exchange Act, the cover page to this Form 10-K and the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated herein by reference.

Disclosure of Code of Ethics

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

Item 11.  Executive Compensation

The information required by this item is incorporated herein by reference to the sections captioned “Executive Compensation” and “Director Compensation” in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Information with respect to security ownership of certain beneficial owners required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Information with respect to security ownership of management required by this item is incorporated herein by reference to the sections captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control.

(d)	Equity Compensation Plans

The following table sets forth certain information as of March 31, 2012, with respect to the Company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	24,170	$8.00	54,884
Equity compensation plans not approved by security holders	0	N/A	0

Total	24,170	$8.00	54,884

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Transactions with Related Persons” in the Proxy Statement.

Corporate Governance

For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Audit and Other Fees Paid to Independent Accountants” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of Documents Filed as Part of this Report

(1)         Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

Consolidated Statements of Financial Condition as of March 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended March 31, 2012 and 2011

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended March 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended March 31, 2012 and 2011

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(b)         Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No	Description

3.1	Articles of Incorporation of Madison Bancorp, Inc. (1)
3.2	Bylaws of Madison Bancorp, Inc. (1)
4.0	Form of Common Stock Certificate of Madison Bancorp, Inc. (1)
10.1	+Employment Agreement between Madison Square Federal Savings Bank and Michael P. Gavin (1)
10.2	+Employment Agreement between Madison Square Federal Savings Bank and David F. Wallace (1)
10.3	+Employment Agreement between Madison Square Federal Savings Bank and Ronald E. Ballard (1)
10.4	+Employment Agreement between Madison Square Federal Savings Bank and Melody P. Kline (1)
10.5	+Employment Agreement between Madison Square Federal Savings Bank and Kay Webster (1)
10.6	+ Madison Square Federal Savings Bank Employee Severance Compensation Plan (1)
10.7	+ Madison Square Federal Savings Bank Deferred Compensation Plan (1)
10.8	+ Employment Agreement between Madison Bancorp Inc. and each of Michael P. Gavin, David F.
Wallace, Ronald E. Ballard, Melody P. Kline and Kay Webster (1)
10.9	+Madison Bancorp, Inc. 2011 Equity Incentive Plan (2)
14.0	Code of Ethics (3)
21.0	Subsidiaries of Registrant
31.0	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.0	Section 1350 Certifications

__________________

+	Management contract or compensatory agreement or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333- 167455).
(2)	Incorporated herein by reference to the Company’s definitive proxy statement (File No. 0-54081) filed on October 11, 2011.
(3)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2011 (File No. 0-54081).

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

OF MADISON BANCORP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Madison Bancorp, Inc.

Baltimore, Maryland

We have audited the accompanying consolidated statements of financial condition of Madison Bancorp, Inc. and Subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Madison Bancorp, Inc. and Subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Baltimore, Maryland

June 21, 2012

101 E. Chesapeake Avenue, Suite 300, Baltimore, Maryland 21286

410-583-6990 FAX 410-583-7061

Website: www.Rowles.com

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Financial Condition

March 31, 2012 and March 31, 2011

	2012	2011
Assets
Cash and cash equivalents	$10,735,213	$8,183,156
Certificates of deposit	737,975	482,673
Investment securities available-for-sale	53,389,337	52,624,969
Federal Home Loan Bank stock, at cost	234,500	242,500
Loans receivable, net	84,986,411	86,178,498
Premises and equipment, net	3,753,712	3,876,969
Ground rents, net	290,000	453,856
Other real estate owned	0	434,000
Accrued interest receivable	428,042	440,683
Deferred income taxes	0	208,277
Prepaid expenses and other assets	689,937	865,201

Total Assets	$155,245,127	$153,990,782

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing	$6,582,554	$5,262,091
Interest bearing	133,598,673	134,256,265
Total Deposits	140,181,227	139,518,356
Advances from borrowers for taxes and insurance	542,598	557,984
Deferred income taxes	105,065	0
Other liabilities	261,519	275,411

Total Liabilities	141,090,409	140,351,751
Shareholders’ Equity

Common Stock, $.01 par value, 10,000,000 shares authorized. Issued: 608,116 shares at March 31, 2012 and 2011	6,081	6,081
Additional paid-in capital	5,345,251	5,335,052
Retained earnings	8,835,984	8,846,531
Unearned ESOP shares	(362,300)	(397,300)
Accumulated other comprehensive income (loss)	329,702	(151,333)
Total Shareholders’ Equity	14,154,718	13,639,031

Total Liabilities and Shareholders’ Equity	$155,245,127	$153,990,782

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended March 31, 2012 and 2011

	2012	2011
Interest Revenue
Loans, including fees	$4,722,400	$5,006,025
Investment securities available-for-sale	1,026,505	952,424
Investment securities held-to-maturity	0	63,334
Interest-bearing deposits	24,424	49,370
Other	30,017	29,720
Total Interest Revenue	5,803,346	6,100,873

Interest Expense
Interest on deposits:
Time	1,910,906	2,161,861
Savings	44,884	57,077
NOW and money market demand accounts	31,734	40,623
Other interest expense	0	43
Total Interest Expense	1,987,524	2,259,604

Net Interest Income	3,815,822	3,841,269
Provision for Loan Losses	292,099	234,519
Net Interest Income after Provision for Loan Losses	3,523,723	3,606,750
Noninterest Revenue
Loss on disposal of property	(262)	(543)
Gain on sale of investment securities	198,029	152,962
Provision for ground rent losses	(155,956)	(15,717)
Other	183,051	268,072
Total Noninterest Revenue	224,862	404,774
Noninterest Expenses
Salaries and employee benefits	2,041,880	1,938,339
Occupancy & equipment expense	865,591	1,112,754
Advertising	12,203	7,879
Professional Services	184,672	159,411
FDIC premiums and OTS assessments	194,175	398,399
Data processing	213,622	191,116
Stationery and postage	79,075	72,770
Other operating expenses	167,914	187,889
Total Noninterest Expenses	3,759,132	4,068,557
Loss Before Income Taxes	(10,547)	(57,033)
Income Tax Expense	0	0
Net Loss	$(10,547)	$(57,033)
Loss per common share - basic	$(0.02)	$(0.10)
Loss per common share - diluted	(0.02)	(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Statements of Comprehensive Income

Years Ended March 31, 2012 and 2011

	2012	2011

Net loss	$(10,547)	$(57,033)

Other comprehensive income (loss)
Unrealized gain (loss) on investment securities available-for-sale	992,405	(360,283)
Reclassification adjustment for realized gain on investment securities available-for-sale included in net loss	(198,029)	(152,962)
Total investment securities available-for-sale	794,376	(513,245)
Income tax expense (benefit) relating to investment securities available-for-sale	313,341	(202,449)
Other comprehensive income (loss)	481,035	(310,796)
Total comprehensive income (loss)	$470,488	$(367,829)

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

Years Ended March 31, 2012 and 2011

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-in	Retained	ESOP	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Shares	Income	Equity
Balance March 31, 2010	$0	$0	$8,903,564	$0	$159,463	$9,063,027
Net Loss			(57,033)			(57,033)
Net unrealized loss on available-for-sale securities, net of tax effect of $(202,449)					(310,796)	(310,796)
Issuance of common stock	6,081	5,333,987				5,340,068
Acquisition of unearned ESOP shares				(425,680)		(425,680)

ESOP shares released for allocation		1,065		28,380		29,445

Balance March 31, 2011	6,081	5,335,052	8,846,531	(397,300)	(151,333)	13,639,031
Net Loss			(10,547)			(10,547)
Net unrealized gain on available-for-sale securities, net of tax effect of $ (313,341)					481,035	481,035
Stock-based compensation		15,449				15,449
ESOP shares released for allocation		(5,250)		35,000		29,750

Balance March 31, 2012	$6,081	$5,345,251	$8,835,984	$(362,300)	$329,702	$14,154,718

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Years Ended March 31, 2012 and 2011

Cash flows from Operating Activities	2012	2011
Net loss	$(10,547)	$(57,033)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of investment securities	197,780	90,231
Decrease in net deferred loan costs	7,727	26,221
Provision for loan losses	292,099	234,519
Provision for ground rent losses	155,956	15,717
Gain on sale of investment securities	(198,029)	(152,962)
Loss on disposal of property and equipment	262	543
Loss on sale of other real estate owned	9,948	0
Write-down of other real estate owned	10,000	0
Depreciation and amortization	232,192	231,847
ESOP expense	29,750	29,445
Stock-based compensation	15,449	0
Changes in operating assets and liabilities:
Accrued interest receivable	12,641	(10,134)
Prepaid expenses and other assets	175,264	472,163
Other liabilities	(13,892)	(28,104)
Net cash provided by operating activities	916,600	852,453
Cash flows from Investing Activities
Decrease in loans receivable, net	892,261	3,463,237
Decrease (increase) in investment certificates of deposit, net	(255,302)	474,299
Activity in held-to-maturity securities:
Sales	0	687,875
Maturities and repayments	0	393,856
Activity in available-for-sale securities:
Sales	28,599,397	7,338,644
Maturities, repayments and calls	17,811,631	18,794,461
Purchases	(46,380,770)	(44,525,943)
Purchase of property and equipment	(109,222)	(126,376)
Proceeds from sale of property and equipment	25	200
Proceeds from redemption of FHLB stock	8,000	0
Proceeds from sale of other real estate owned	414,052	0
Proceeds from sale of ground rents	7,900	7,700
Net cash provided by (used in) investing activities	987,972	(13,492,047)
Cash flow from Financing Activities
Increase in deposits, net	662,871	2,553,089
Increase (decrease) in advances from borrowers, net	(15,386)	298
Net Proceeds from the issuance of common stock	0	5,340,068
Acquisition of ESOP shares	0	(425,680)
Net cash provided by financing activities	647,485	7,467,775
Net Change in Cash and Cash Equivalents	2,552,057	(5,171,819)
Cash and Cash Equivalents, Beginning of Year	8,183,156	13,354,975
Cash and Cash Equivalents, End of Year	$10,735,213	$8,183,156

Supplemental disclosure:
Loans transferred to other real estate owned	$0	$434,000
Interest paid	1,987,390	2,276,204
Held-to-maturity investments transferred to available-for-sale	0	1,216,265

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

In accordance with regulations in effect at the time of completion of the conversion, the Bank restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

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

Certificates of Deposit. Certificates of deposit that are not purchased through a broker and classified as available-for-sale, mature within 12 months and are recorded at cost.

Investment Securities. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet. Madison did not have any securities classified as trading or held-to-maturity at March 31, 2012 or 2011, as the entire portfolio of held-to-maturity securities was transferred to available-for-sale at December 31, 2010. Amortization and accretion are recognized in interest revenue using the interest method. Debt securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. All other securities are classified as available-for-sale and reported at fair value.

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

Management evaluates securities for impairment on a quarterly basis. Management assesses whether (a) it has the intent to sell a security being evaluated and (b) it is more likely than not that the Bank will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair values of securities below their cost that are considered other-than-temporary declines would be split into two components. The first is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses, which are recognized in other comprehensive loss. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, (3) changes in the rating of the security by a rating agency, (4) recoveries or additional declines in fair value subsequent to the balance sheet date, (5) failure of the issuer of the security to make scheduled interest or principal payments, and (6) the payment structure of the debt security and the likelihood of the issuer being able to make payments in the future. Management also monitors cash flow projections for securities that are considered beneficial interests.

Federal Home Loan Bank Stock. Federal Home Loan Bank of Atlanta (the “FHLB”) stock is an equity interest in the FHLB, which does not have a readily determinable fair value for purposes of Generally Accepted Accounting Principles, because its ownership is restricted and it lacks a market. FHLB stock can be sold back only at par value of $100 per share and only to the FHLB or another member institution. As of March 31, 2012 and 2011, the Company owned shares totaling $234,500 and $242,500, respectively.

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

 Loans Receivable. Loans receivable are stated at their outstanding unpaid principal balances, net of any deferred fees or costs, and the allowance for loan losses.

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

Allowance for Loan Losses. The allowance for loan losses is established, as losses are estimated to have occurred, through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Recoveries on previously charged-off loans are credited to the allowance.

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

Ground Rents. The Bank carries ground rents at cost, less a valuation allowance, and holds them as a long-term investment. The Bank has recorded an estimated valuation allowance based on the terms of a contract to sell the ground rent portfolio for $290,000. The sale of the portfolio settled in May 2012.

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

Subsequent Events. We evaluated subsequent events after March 31, 2012, through June 21, 2012, the date this report was available to be issued. In May 2012, the Bank sold its entire Ground Rent Portfolio to a third party. We received net proceeds of $290,000 from the sale of the ground rent portfolio.

No other significant events were identified that would affect the presentation of the financial statements.

Recently Adopted Accounting Guidance

ASU No. 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 became effective for the Bank on April 1, 2012 and is not expected to have a significant impact on our financial statements.

ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 became effective for the Bank on April 1, 2012 and is not expected to have a significant impact on our financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 became effective for the Bank on April 1, 2012; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below. In connection with the application of ASU 2011-05, our financial statements include separate statements of comprehensive income.

ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.” ASU 2011-08 amends Topic 350, “Intangibles – Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 became effective for the Bank on April 1, 2012 and is not expected to have a significant impact on our financial statements.

ASU 2011-11, “Balance Sheet (Topic 210) - “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on April 1, 2013, and is not expected to have a significant impact on our financial statements.

ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 became effective for the Bank on April 1, 2012 and is not expected to have a significant impact on our financial statements.

Note 2. Earnings per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the mutual to stock conversion was not completed until October 6, 2010, the calculation of weighted average common shares outstanding for the period ending March 31, 2011, is based on the period from October 6, 2010, the date of the conversion stock issuance, through March 31, 2011.

	Year Ended, March 31, 2012	Year Ended, March 31, 2011
Net Income (loss)	$(10,547)	$(57,033)
Average common shares outstanding	569,266	567,037
Earnings (loss) per common share - basic	$(0.02)	$(0.10)
Earnings (loss) per common share - diluted	$(0.02)	$(0.10)

Note 3. Cash and Cash Equivalents

Cash and cash equivalents consist of the following at March 31:

	2012	2011

Cash and due from banks	$2,178,530	$882,209
Federal funds sold	173,185	172,818
FHLB overnight deposits	1,080,711	1,107,552
Federal Reserve Bank balances	7,302,787	6,020,577
Total	$10,735,213	$8,183,156

As of March 31, 2012, the Company had $1,244,143 invested in a money market account at a brokerage that is not covered by deposit insurance.

Financial institutions are required to carry noninterest-bearing cash reserves at specific percentages of deposit balances. The Bank’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirement.

Note 4. Investment Securities

The amortized cost and estimated fair value of investment securities at March 31, 2012 and 2011 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2012
Investment securities available-for-sale:
U.S. government agencies	$2,000,282	$6,888	$5,405	$2,001,765
Brokered certificates of deposit	6,886,898	6,883	13,752	6,880,029
Mortgage-backed securities (Agency)	31,800,333	530,374	10,230	32,320,477
Collateralized mortgage obligations (Agency)	12,157,358	41,346	11,638	12,187,066
	$52,844,871	$585,491	$41,025	$53,389,337

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2011
Investment securities available-for-sale:
U.S. government agencies	$10,233,047	$6,989	$84,729	$10,155,307
Brokered certificates of deposit	4,785,434	5,149	13,986	4,776,597
Mortgage-backed securities (Agency)	33,117,844	315,611	416,993	33,016,462
Collateralized mortgage obligations (Agency)	4,475,445	18,513	7,432	4,486,526
Collateralized mortgage obligations (Nonagency)	263,109	5,872	78,904	190,077
	$52,874,879	$352,134	$602,044	$52,624,969

The bank has arranged for a line of credit for liquidity to meet expected and unexpected cash needs with a large financial institution. Any advances would be collateralized by the brokered certificates of deposit and various U.S. Government Agency securities. As of March 31, 2012, there were no borrowings or securities pledged under this line of credit.

The following is a summary of contractual maturities of securities available-for-sale as of March 31, 2012:

	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
Amounts maturing in:
One year or less	$2,626,898	$2,627,635
After one year through five years	4,860,000	4,856,559
After five years through ten years	1,150,282	1,147,594
After ten years	250,000	250,006
	8,887,180	8,881,794

Mortgage-backed securities (Agency)	31,800,333	32,320,477
Collateralized mortgage obligations (Agency)	12,157,358	12,187,066
	$52,844,871	$53,389,337

Proceeds from sales of investment securities were $28.6 million and $8.0 million during the years ended March 31, 2012 and 2011, respectively with gains of $400,000 and losses of $202,000 for the year ended March 31, 2012, and gains of $237,000 and losses of $84,000 for the year ended March 31, 2011. On December 31, 2010, securities with an estimated fair value of $1.2 million and book value of $1.2 million were transferred from the held-to-maturity classification to the available-for-sale classification. The unrealized loss of $10,000 was recorded in accumulated other comprehensive income at the time of the transfer.

The following table presents Madison’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at March 31, 2012.

	Less than 12 Months		12 Months or More		Total
March 31, 2012	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Investment securities available-for-sale:
U.S. Government agencies	$643,612	$5,405	$0	$0	$643,612	$5,405
Brokered certificates of deposit	2,652,248	13,752	0	0	2,652,248	13,752
Mortgage-backed securities (Agency)	3,241,420	9,856	443,979	374	3,685,399	10,230
Collateralized mortgage obligations (Agency)	1,103,516	9,437	798,424	2,201	1,901,940	11,638
	$7,640,796	$38,450	$1,242,403	$2,575	$8,883,199	$41,025

The gross unrealized losses are not considered by management to be other-than-temporary impairments. Management has the intent and ability to hold these securities until recovery of their value. In most cases, temporary impairment is caused by market interest rate fluctuations

Note 5. Loans Receivable and Allowance for Loan Losses

Loans receivable consist of the following at March 31, 2012 and 2011, respectively:

	2012	2011
Loans secured by mortgages:
Residential:
1-4 Single family	$53,002,752	$57,608,257
Multifamily	1,593,173	1,667,385
Commercial	14,885,346	12,154,376
Land	6,568,154	5,566,059
Lines of credit	2,247,787	1,756,463
Residential construction	1,203,508	2,175,906
	79,500,720	80,928,446
Consumer	612,326	828,925
Commercial	5,624,473	4,962,980
Total loans receivable	85,737,519	86,720,351
Net deferred costs	85,955	93,682
Allowance for loan losses	(837,063)	(635,535)
Loans receivable, net	$84,986,411	$86,178,498

Credit Quality Indicators

Management considers the total picture: among other things, the overall risk involved; the nature of the collateral; the character, capacity, financial responsibility and record of the borrower; and the probability of repayment or orderly liquidation in accordance with the loan terms.

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

Loans that are designated as special mention will include loans that are 60-89 days delinquent. Single family residential loans, construction loans that are under contract of sale, and consumer loans that are designated special mention will not require separate fair value calculations and will not warrant increases in the general valuation allowance (GVA). If adverse circumstances warrant additional GVA or specific reserves, an analysis will be performed on a case-by-case basis.

Other loans designated as special mention will require analysis to determine if the value of the loan is equal to or greater than the Bank’s recorded investment. If necessary, additional GVA’s may be allocated to a specific loan category that has special mention loans that have a deficiency in the value of the collateral as compared to the Bank’s recorded investment.

Substandard - Loans classified as substandard are inadequately protected by the current net worth or paying capacity of the borrower or the value of pledged collateral. Substandard loans are characterized by the possibility that the Bank estimates that it will be unable to collect all amounts due as required in the loan documents and therefore determines it may sustain losses if deficiencies are not corrected. This will be the measurement for determining if a loan is impaired.

Loans classified as substandard may exhibit one or more of the following characteristics:

•	Collateral has deteriorated.
•	The primary source of repayment is gone and the Bank is relying upon a secondary source.
•	A loss does not seem likely but significant problems exist, leading the Bank to go to great lengths to protect its investment.
•	Borrowers are unable to generate enough cash flow for debt reduction.
•	Flaws in documentation exist, leaving the Bank as a lender in a subordinated or unsecured position.
•	The feasibility of an orderly and prompt sale of the collateral is not possible.
•	Slow payment history.

Loans classified as substandard will require calculations to determine the fair value on the particular loan. In determining the general valuation allowance, loans of similar characteristics will be analyzed on a pool basis. Examples of these types of loans include single-family residential loans, certain consumer loans such as car loans or home equity loans. When a loan is classified and is part of these loan types, the general valuation allowance on this particular type may be increased to reflect the potential for loss.

Construction loans, land acquisition and development, commercial real estate and 5 or more dwelling units that are deemed impaired will require calculations to determine the fair value on the particular asset when the loan is classified as substandard. If the calculation yields a value below the recorded investment of the asset and determined to have collectability issues that result in a deficiency, the deficiency amount will be charged off.

Real Estate Owned will be treated as a classifiable asset. Generally, Real Estate Owned will be classified as substandard, except if the property is subject to an agreement of sale or if the asset is generating sufficient income. An appraisal may be performed on the asset to estimate its value. When the property is transferred to Real Estate Owned, a sufficient amount will be charged-off against the general valuation allowance in order to account for the property at its fair value.

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

Doubtful classifications should be used only when a distinct and known possibility of loss exists. When identified, adequate loss should be recorded for specific assets. The entire asset should not be classified as doubtful if a partial recovery is expected, such as a liquidation of the collateral or the probability of a private mortgage insurance payment is likely.

Loss - Loans classified as loss are considered uncollectable and of such little value that their continuance as loans is unjustified. A loss classification does not mean a loan has absolutely no value; partial recoveries may be received in the future.

When loans or portions of a loan are considered a “loss”, it will be the policy of the Bank to write-off the amount designated as loss. Recoveries will be treated as additions to the general valuation allowance.

The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans as of March 31, 2012 and 2011.

Commercial Credit Exposure	Commercial, Not Real Estate Secured		Commercial Real Estate
	2012	2011	2012	2011
Grade:
Pass	$4,925,036	$4,247,846	$13,298,287	$10,926,093
Special Mention	699,437	715,134	1,587,059	1,228,283
Substandard	0	0	0	0
Doubtful	0	0	0	0
Loss	0	0	0	0
	$5,624,473	$4,962,980	$14,885,346	$12,154,376

Other Credit Exposure	Residential Real Estate Construction and Land		Residential Real Estate Other (1)		Consumer
	2012	2011	2012	2011	2012	2011
Grade:
Pass	$5,592,390	$6,903,681	$54,941,070	$59,969,972	$612,326	$828,925
Special Mention	1,946,770	603,782	736,182	967,829	0	0
Substandard	232,502	234,502	1,166,460	94,304	0	0
Doubtful	0	0	0	0	0	0
Loss	0	0	0	0	0	0
	$7,771,662	$7,741,965	$56,843,712	$61,032,105	$612,326	$828,925

(1)         (1) Residential real estate other includes 1-4 family residential, multifamily residential and home equity lines of credit.

Age Analysis of Past Due Loans, as of March 31, 2012

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Loans secured by mortgages:
Residential:
1-4 Single family	$1,403,581	$0	$816,600	$2,220,181	$50,782,571	$53,002,752
Multifamily	0	0	0	0	1,593,173	1,593,173
Commercial	384,887	0	0	384,887	14,500,459	14,885,346
Land	0	0	0	0	6,568,154	6,568,154
Lines of credit	0	0	0	0	2,247,787	2,247,787
Residential construction	0	0	0	0	1,203,508	1,203,508
	1,788,468	0	816,600	2,605,068	76,895,652	79,500,720
Consumer	0	50	0	50	612,276	612,326
Commercial	31,194	0	0	31,194	5,593,279	5,624,473
	$1,819,662	$50	$816,600	$2,636,312	$83,101,207	$85,737,519

As of March 31, 2012, there were nonaccrual 1-4 single family loans totaling $287,603, with forgone interest of $12,701. As of March 31, 2012, 1-4 single family loans totaling $606,624 were 90 days or more past due and accruing interest.

Age Analysis of Past Due Loans, as of March 31, 2011

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Loans secured by mortgages:
Residential:
1-4 Single family	$707,959	$0	$9,137	$717,096	$56,891,161	$57,608,257
Multifamily	0	0	0	0	1,667,385	1,667,385
Commercial	393,545	0	0	393,545	11,760,831	12,154,376
Land	0	0	0	0	5,566,059	5,566,059
Lines of credit	0	0	0	0	1,756,463	1,756,463
Residential construction	0	0	0	0	2,175,906	2,175,906
	1,101,504	0	9,137	1,110,641	79,817,805	80,928,446
Consumer	891	6,535	0	7,426	821,499	828,925
Commercial	0	0	0	0	4,962,980	4,962,980
	$1,102,395	$6,535	$9,137	$1,118,067	$85,602,284	$86,720,351

As of March 31, 2011, all loans greater than 90 days or more past due were on nonaccrual. The foregone interest related to these loans was $610.

Impaired Loans, for the Year Ended March 31, 2012

	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized	Nonaccrual Interest Not Accrued
Loans secured by mortgages:
Residential:
1-4 Single family	$1,252,549	$778,480	$387,980	$1,166,460	$53,000	$1,228,377	$58,003	$12,701
Multifamily	0	0	0	0	0	0	0	0
Commercial	0	0	0	0	0	0	0	0
Land	232,502	0	232,502	232,502	69,500	233,502	10,687	0
Lines of credit	0	0	0	0	0	0	0	0
Residential construction	0	0	0	0	0	0	0	0
	1,485,051	778,480	620,482	1,398,962	122,500	1,461,879	68,690	12,701
Consumer	0	0	0	0	0	0	0	0
Commercial	0	0	0	0	0	0	0	0
Total impaired loans	$1,485,051	$778,480	$620,482	$1,398,962	$122,500	$1,461,879	$68,690	$12,701

Impaired Loans, for the Year Ended March 31, 2011

	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized	Nonaccrual Interest Not Accrued
Loans secured by mortgages:
Residential:
1-4 Single family	$94,304	$94,304	$0	$94,304	$0	$99,211	$4,502	$610
Multifamily	0	0	0	0	0	0	0	0
Commercial	0	0	0	0	0	0	0	0
Land	234,502	0	234,502	234,502	71,845	585,731	26,500	0
Lines of credit	0	0	0	0	0	0	0	0
Residential construction	0	0	0	0	0	0	0	0
	328,806	94,304	234,502	328,806	71,845	684,942	31,002	610
Consumer	0	0	0	0	0	0	0	0
Commercial	0	0	0	0	0	0	0	0

Total impaired loans	$328,806	$94,304	$234,502	$328,806	$71,845	$684,942	$31,002	$610

We occasionally modify loans to extend the term to help borrowers stay current on their loan and to avoid foreclosure. At March 31, 2012, we had seven 1-4 single family mortgage loans totaling approximately $1.1 million that we had modified the terms either by extending the term or increasing the payments to allow the customer to become current. We did not forgive any principal or interest, or modify the interest rates on the loans. Three of these seven modified loans were current and three of these seven were 30-59 days delinquent at March 31, 2012. One of these loans in the amount of approximately $381,000 was considered a troubled debt restructuring at March 31, 2012, and this loan has subsequently become current. We did not have any modified loans that were considered troubled debt restructurings at March 31, 2011.

The following tables set forth for the year ended March 31, 2012, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

For the Year Ended March 31, 2012:

	Loans Secured By Mortgages
	Residential						Not Real Estate Secured
	1-4 Single Family	Multi- family	Lines of Credit	Commercial	Land	Construction	Consumer	Commercial	Unallocated	Total
Allowance for loan losses:
Beginning balance	$185,114	$17,417	$8,441	$141,331	$73,355	$95,779	$5,848	$63,745	$44,505	$635,535
Charge-offs	80,800	0	0	0	0	0	0	13,202	0	94,002
Recoveries	3,366	0	0	0	0	0	0	65	0	3,431
Provision	264,724	1,288	5,376	46,868	79,266	(79,362)	(2,745)	20,541	(43,857)	292,099
Ending Balance	$372,404	$18,705	$13,817	$188,199	$152,621	$16,417	$3,103	$71,149	$648	$837,063

Ending balance:
Individually evaluated for impairment	$53,000	$0	$0	$0	$69,500	$0	$0	$0	$0	$122,500
Collectively evaluated for impairment	$319,404	$18,705	$13,817	$188,199	$83,121	$16,417	$3,103	$71,149	$648	$714,563

Loans:
Ending balance	$53,002,752	$1,593,173	$2,247,787	$14,885,346	$6,568,154	$1,203,508	$612,326	$5,624,473		$85,737,519
Ending balance:
Individually evaluated for impairment	$1,166,460	$0	$0	$0	$232,502	$0	$0	$0		$1,398,962
Collectively evaluated for impairment	$51,836,292	$1,593,173	$2,247,787	$14,885,346	$6,335,652	$1,203,508	$612,326	$5,624,473		$84,338,557

The activity in the allowance for loan losses for the year ended March 31, 2011 is as follows:

Balance – beginning of year	$605,000
Provision for loan losses	234,519
Recoveries:
Residential 1-4 single family	1,641
Charge offs:
Residential 1-4 single family	(31,810)
Residential construction	(173,815)
Balance – end of year	$635,535

Note 6. Premises and Equipment

Premises and equipment, and related depreciation and amortization, are summarized as follows:

	March 31,
	2012	2011

Land	$632,925	$642,925
Buildings	3,717,686	3,709,079
Furniture and equipment	1,102,305	1,133,282
Leasehold improvements	134,611	105,451
Automobiles	59,280	59,280
	5,646,807	5,650,017
Less: accumulated depreciation and amortization	1,893,095	1,773,048
	$3,753,712	$3,876,969

Depreciation and amortization expense	$232,192	$231,847

Madison has entered into a firm contract in the amount of $100,000 for the sale of an unused piece of land and has received $10,000 as a non-refundable deposit on the property. The sale is expected to close prior to December 31, 2012.

Madison leases its administrative building and two of its branches under operating leases for periods up to 30 years. Renewal options are available in five year periods. Minimum future rental commitments under non-cancelable lease as of March 31, 2012 were as follows:

Year Ending March 31,	Payments
2013	$283,064
2014	291,758
2015	301,507
2016	313,070
2017	322,710
Subsequent years	1,422,707
Total	$2,934,816

Rent expense for the three leased properties is as follows:

	March 31,
	2012	2011
Rent expense	$293,626	$491,065
Less: sublease income	0	71,238
Net rent expense	$293,626	$419,827

Note 7. Interest-bearing Deposits

	March 31,
	2012	2011

NOW	$2,254,834	$2,658,976
Money market	5,646,923	5,746,795
Savings	22,750,913	22,521,417
Time	102,946,003	103,329,077
	$133,598,673	$134,256,265

Time deposits of $100,000 or more were $45,234,000 and $43,932,000 at March 31, 2012 and 2011, respectively.

Schedule of maturity of time deposits:

	March 31,
	2012	2011

Three months or less	$17,399,571	$10,952,149
Over three months through one year	39,345,288	43,222,410
Over one year through two years	20,505,205	28,977,309
Over two years through three years	18,348,392	13,713,640
Over three years	7,347,547	6,463,569
	$102,946,003	$103,329,077

Note 8. Commitments and Financial Instruments with Off-Balance-Sheet Credit Risk

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

The Bank had outstanding firm commitments to originate or purchase loans as follows:

	March 31,
	2012	2011

Mortgage loan commitments –fixed rate	$1,077,534	$2,780,080
Mortgage loan commitments –variable rate	3,546	4,284,968
Commitments to purchase loans	0	606,813
Unused equity lines of credit (variable rate)	2,331,748	1,554,378
Commercial and consumer lines of credit	456,995	801,645
Standby letters of credit	675,023	472,708
Total	$4,544,846	$10,500,592

Note 9. Borrowings

At March 31, 2012, Madison Square FSB had the ability to borrow a total of approximately $30.4 million from the Federal Home Loan Bank of Atlanta and $2.7 million by way of a line of credit with a large unaffiliated financial institution. The FHLB borrowing requires the Bank to pledge mortgage loans as collateral and the line of credit requires us to pledge brokered CD’s or US Government Agency securities. At March 31, 2012, we had no Federal Home Loan Bank advances outstanding or borrowings on the line of credit. The rates on both borrowing lines will be determined at the time of an advance.

Note 10. Fair Value Measurements

Accounting guidance defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. These standards have also established a three-level hierarchy for fair value measurements based upon the inputs to the valuation of an asset or liability.

•	Level 1 — Valuation is based on quoted prices in active markets for identical assets and liabilities.
•	Level 2 — Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, or by model-based techniques in which all significant inputs are observable in the market.
•	Level 3 — Valuation is derived from model-based techniques in which at least one significant input is unobservable and based on the Bank’s own estimates about the assumptions that market participants would use to value the asset or liability.

Investment securities available-for-sale are the only financial assets measured at fair value on a recurring basis. As of March 31, 2012 and 2011, the fair values were measured using the following methodologies:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Government agencies	$0	$2,001,765	$0	$2,001,765
Brokered certificates of deposit	6,880,029	0	0	6,880,029
Mortgage-backed securities (Agency)	2,606,719	29,713,758	0	32,320,477
Collateralized mortgage obligations (Agency)	1,258,351	9,939,807	988,908	12,187,066
	$10,745,099	$41,655,330	$988,908	$53,389,337

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Government agencies	$3,601,607	$6,553,700	$0	$10,155,307
Brokered certificates of deposit	4,776,597	0	0	4,776,597
Mortgage-backed securities (Agency)	1,367,178	31,646,558	2,726	33,016,462
Collateralized mortgage obligations (Agency)	785,161	3,182,752	518,613	4,486,526
Collateralized mortgage obligations (Nonagency)	0	190,077	0	190,077
	$10,530,543	$41,573,087	$521,339	$52,624,969

The following table summarizes activity in securities valued using Level 3 inputs during the years ended March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011

Balance at beginning of year	$521,339	$3,623
Purchases	1,001,253	529,984
Sales	(2,246)	0
Paydowns	(12,825)	(12,268)
Transfers in and/or out of Level 3	(518,613)	0
Balance at the end of the year	$988,908	$521,339

The Company measures its impaired loans on a nonrecurring basis, generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 2 fair values

The Company measures its other real estate owned on a nonrecurring basis at fair value less estimated cost to sell. As of March 31, 2011, the fair value of other real estate owned was estimated to be $434,000. Fair value was determined based on offers and/or appraisals. Cost to sell the assets was based on standard market factors. The Company has categorized its other real estate owned as Level 2. There was no other real estate owned as of March 31, 2012.

	March 31, 2012
	Level 1	Level 2	Level 3	Total

Impaired loans	$0	$1,276,462	$0	$1,276,462

	March 31, 2011
	Level 1	Level 2	Level 3	Total

Impaired loans	$0	$256,961	$0	$256,961
Other real estate owned	0	434,000	0	434,000
Total	$0	$690,961	$0	$690,961

The Bank does not report the fair value of its other financial assets or liabilities on the statement of condition on a recurring basis. The estimated fair values of these financial instruments are as follows:

	March 31, 2012		March 31, 2011
(dollars in thousands)	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Assets:
Cash and cash equivalents	$10,735	$10,735	$8,183	$8,183
Certificates of deposit	738	738	483	483
Loans, net	84,986	85,079	86,178	86,250
Total financial assets	$96,459	$96,552	$94,844	$94,916

Liabilities:
Deposits	$140,181	$141,468	$139,518	$141,281
Advanced payments by borrowers for taxes and insurance	543	543	558	558
Total financial liabilities	$140,724	$142,011	$140,076	$141,839

The following methods and assumptions were used to estimate the fair values of financial instruments as of March 31, 2012 and 2011:

Cash and cash equivalents: The amounts reported at cost approximate the fair value of these assets.

Certificates of deposit: The amounts reported at cost approximate the fair value of these assets.

Loans, net: The fair value of loans is estimated by discounting future cash flows using current rates for which we would make similar loans to borrowers with similar credit histories.

Deposits: The fair value of demand deposits and savings accounts is the amount payable on demand. The fair value of fixed maturity certificates of deposit are estimated using the rates currently offered for deposits of similar remaining maturities.

Advanced payments by borrowers for taxes and insurance: The amounts reported at cost approximate the fair value of these assets.

Note 11. Regulatory Capital

Federal regulators have adopted capital adequacy guidelines for bank holding companies and banks. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s operations. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). As discussed in greater detail below, as of March 31, 2012 and 2011, the Bank meets all of the capital adequacy requirements to which it is subject.

As of March 31, 2012, the most recent date of filing of the Consolidated Reports of Condition and Income with the Board of Governors of the Federal Reserve System, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action as disclosed in the table below. Management knows of no events or conditions that would change this classification:

	Actual		Minimum		To Be Well Capitalized
(dollars in thousands)	Amount	%	Amount	%	Amount	%

As of March 31, 2012:
Total risk-based capital (to risk-weighted assets)	$12,922	17.2%	$6,005	8.0%	$7,506	10.0%
Tier I capital (to risk-weighted assets)	12,085	16.1	N/A	N/A	4,503	6.0
Tier I capital (to adjusted total assets)	12,085	7.8	6,200	4.0	7,750	5.0

As of March 31, 2011:
Total risk-based capital (to risk-weighted assets)	$12,531	16.7%	$6,010	8.0%	$7,512	10.0%
Tier I capital (to risk-weighted assets)	11,963	15.9	N/A	N/A	4,507	6.0
Tier I capital (to adjusted total assets)	11,963	7.8	6,157	4.0	7,696	5.0

Note 12. Income Taxes

The provisions for income taxes for the years ended March 31, 2012 and 2011 consist of the following components:

	March 31,
	2012	2011
Current:
Federal	$6,956	$53,424
State	15,062	10,480
Deferred income tax	(22,018)	(63,904)
Total	$0	$0

A reconciliation of the provision for income taxes at the statutory tax rate to the Bank’s actual provision for income taxes is as follows:

	March 31,
	2012	2011
Tax (benefit) at statutory federal rate	$(3,586)	$(19,391)
State income tax (benefit), net of federal income tax benefit tax benefit	(574)	(3,105)
Change in valuation allowance/NOL used	(1,080)	23,629
Other	5,240	(1,133)
Total	$0	$0

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

The following is a summary of the tax effects of the temporary differences between financial and income tax accounting that give rise to deferred tax assets and deferred tax liabilities as of March 31:

	March 31,
	2012	2011
Deferred tax assets:
Allowances for loan and ground rent losses	$365,985	$240,452
Capital loss carry forward	192,497	192,497
Unrealized investment losses	0	98,577
Investment impairment	0	96,369
Depreciation	18,528	14,196
Net operating loss carry forward	90,954	162,972
Valuation allowance	(529,162)	(564,934)
	138,802	240,129
Deferred tax liabilities:
Unrealized gains on investments	214,765	0
Deferred loan fees and costs	29,102	31,852
	243,867	31,852
Net deferred tax asset (liability)	$(105,065)	$208,277

As of March 31, 2012, the Bank has a net operating loss carryforward totaling approximately $267,500, which expires in 2030 and 2031. The Bank also has a capital loss carryforward of approximately $566,000 which expires in 2014.

Note 13. Defined Contribution Benefit Plan

Previous to 2010, the Bank maintained a 401(k) retirement plan that covered substantially all employees. During 2010, the Bank terminated the 401(k) plan and replaced it with SIMPLE IRA where the Bank matches up to 3% of the employee contributions. Expense for this plan for the year ended March 31, 2012 and 2011 was $50,175 and $42,284, respectively.

Note 14. Employee Stock Ownership Plan

In connection with the conversion to stock form in 2010, the Company established an Employee Stock Ownership Plan for the exclusive benefit of eligible employees. The ESOP borrowed funds from the Company in the amount of $425,680, which was sufficient to purchase 42,568 shares or 7% of the Common Stock issued in the offering. The shares were acquired at a price of $10.00 per share.

The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 15-year term of the loan with funds from the Bank’s contributions to the ESOP and dividends paid on the stock, if any. The interest rate on the ESOP loan is an adjustable rate equal to the lowest prime rate, as published in The Wall Street Journal. The interest rate will adjust annually and will be the prime rate on the last business day of the fiscal year. The interest rate on the loan as of March 31, 2012, is 3.25%.

Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants. Participants will vest their accrued benefits under the employee stock ownership plan at a rate of 0% with less than 2 years of service; 33 1/3 % vested with service of 2 years; 66 2/3% vested with service of 3 years and 100% vested with service of 4 or more years. Vesting is accelerated upon retirement, death or disability of the participant, or a change in control of the Bank. Forfeitures will be reallocated to remaining plan participants. Benefits may be payable upon retirement, death, disability, separation of service, or termination of the ESOP.

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. The ESOP compensation expense for the years ended March 31, 2012 and 2011 were $29,750 and $29,445, respectively.

A summary of ESOP shares at March 31, 2012 is as follows:

Shares allocated to employees	6,338
Unearned shares	36,230
Total ESOP shares	42,568
Fair value of unearned shares	$304,332

Note 15. Stock Option Plans

The Company’s shareholders have approved the 2011 Equity Incentive Plan, which reserves 79,054 shares for grant to officers and directors of the Company in the form of stock options (60,811 shares) and restricted stock (18,243 shares).

The following table presents the activity related to options under all plans for the period ended March 31, 2012:

	March 31, 2012
	Shares	Weighted Average Exercise Price
Outstanding at March 31, 2011	0	0
Granted	24,170	$8.00
Options exercised	0	0
Options forfeited/expired	0	0
Outstanding at March 31, 2012	24,170	$8.00
Vested as of March 31, 2012	8,057	$8.00

A summary of information regarding stock options outstanding as of March 31, 2012, is as follows:

Weighted Average Exercise Price	Outstanding Shares	Average Remaining Life (Years)	Exercisable Shares

$8.00	24,170	9.92	8,057

Intrinsic value	$9,668		$3,223

During the year ended March 31, 2012, the Company granted 24,170 stock options which are exercisable up to10 years from the grant date. The options vest over a two year period with one third vesting immediately and one third of the options vesting on the first and second anniversary date. Option expense recognized during the year ended March 31, 2012 was $15,449. At March 31, 2012, there was $27,332 of total unrecognized compensation expense related to non-vested stock options to be recognized from April 1, 2012 through February 28, 2014. The weighted average grant date fair value of the options granted during the year ended March 31, 2012 was $1.77.

The following weighted average assumptions were used in the Black-Scholes-Merton option pricing model for the options granted in the year ended March 31, 2012:

2012
Expected volatility	18.87%
Risk-free interest rate	1.04%
Expected lives	5.0 years

There are 36,641 options available for future grant.

Note 16. Related Party Transactions

The officers and directors of the Bank enter into loan transactions with the Bank in the ordinary course of business. As of March 31, 2012 and 2011, loans secured by mortgages included loans to officers and directors of $566,000 and $427,000, respectively. Activity in these loans during the year ended March 31, 2012 and 2011 was as follows:

	2012	2011

Balance – Beginning of year	$427,064	$625,926
New loans	172,000	0
Principal repayments	(32,744)	(198,862)
Balance – End of year	$566,320	$427,064

These loans are made on the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with unrelated borrowers and include loans to officers who are not considered executive officers.

The Bank held deposits of $986,014 and $739,497 from officers and directors at March 31, 2012 and 2011, respectively.

An executive of the company that provides data processing services to the Bank joined our board of directors during the year ended March 31, 2012. Payments to the data processing provider, under the terms of a contract that was signed prior to the executive joining our board, were $173,547 and $161,213 during the years ended March 31, 2012 and 2011, respectively.

Note 17. Condensed Financial Statements of Parent Company

Presented below are the condensed statement of financial condition as of March 31, 2012, and the related condensed statement of operations and condensed statement of cash flows for Madison Bancorp, Inc. for the year ended March 31, 2012.

Condensed Statement of Financial Condition

	March 31, 2012 2012	March 31, 2011
Assets
Cash and due from bank	$1,133,560	$1,196,900
Certificates of deposit	245,869	241,336
ESOP loan receivable	358,378	387,881
Investment in bank subsidiary	12,419,234	11,816,814
Other assets	10,763	8,881
Total Assets	$14,167,804	$13,651,812

Liabilities and Shareholders’ Equity
Liabilities
Accrued expenses	$13,086	$12,781

Shareholders’ Equity
Common Stock, $.01 par value, 10,000,000 shares authorized. Issued: 608,116 at March 31, 2012 and 2011	6,081	6,081
Additional paid-in capital	5,345,251	5,335,052
Retained earnings	8,835,984	8,846,531
Unearned ESOP shares	(362,300)	(397,300)
Accumulated other comprehensive income (loss)	329,702	(151,333)
Total Shareholders’ Equity	14,154,718	13,639,031
Total Liabilities and Shareholders’ Equity	$14,167,804	$13,651,812

Condensed Statement of Operations

	March 31, 2012	March 31, 2011

Interest income on ESOP loan	$12,552	$6,495
Interest income on intercompany deposits	8,279	4,606
Interest income on certificate of deposit	4,165	1,359
Total income	24,996	12,460

Operating expenses	111,729	30,311
Loss before equity in net income (loss) of bank subsidiary	(86,733)	(17,851)

Equity in net income (loss) of bank subsidiary	76,186	(39,182)

Net loss	$(10,547)	$(57,033)

Condensed Statement of Cash Flows

	March 31, 2012	March 31, 2011

Cash flows from operating activities:
Net loss	$(10,547)	$(57,033)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in undistributed net (income) loss of subsidiary	(76,186)	39,182
Increase in other assets	(1,882)	(8,881)
Increase in other liabilities	305	12,781
Other	0	(1,336)

Net cash used by operating activities	(88,310)	(15,287)

Cash flows from investing activities:
Investment in bank subsidiary	0	(3,500,000)
ESOP loan to bank	0	(425,680)
Principal collected on ESOP loan	29,503	37,799
Increase in certificates of deposit	(4,533)	(240,000)

Net cash provided by (used in) investing activities	24,970	(4,127,881)

Cash flows from financing activities:
Proceeds from issuance of common stock (net of costs)	0	5,340,068

Net cash provided by financing activities	0	5,340,068

Net change in cash and cash equivalents	(63,340)	1,196,900
Cash and cash equivalents, beginning of year	1,196,900	0
Cash and cash equivalents, end of year	$1,133,560	$1,196,900

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

MADISON BANCORP, INC.

	By:	/s/ Michael P. Gavin
Michael P. Gavin
June 27, 2012		President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael P. Gavin
Michael P. Gavin
President, Chief Executive Officer, Chief Financial Officer and Director
(principal executive officer and principal financial and accounting officer)	June 27, 2012

/s/ David F. Wallace
David F. Wallace
Chairman of the Board	June 27, 2012

/s/ Frederick L. Berk
Frederick L. Berk
Director	June 27, 2012

/s/ Richard E. Funke
Richard E. Funke
Director	June 27, 2012

/s/ Clare L. Glenn
Clare L. Glenn
Director	June 27, 2012

/s/ Melody P. Kline
Melody P. Kline
Director	June 27, 2012

/s/ Jaynee S. Agnone
Jaynee S. Agnone
Director	June 27, 2012

/s/ Brian D. Brunner
Brian D. Brunner
Director	June 27, 2012