Form 10-Q
period 2012-06-30
Madison Bancorp Inc
filed 2012-08-14
CIK 1492324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐ No ☒

As of August 10, 2012, there were 608,116 shares of the registrant’s common stock outstanding.

MADISON BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Financial Condition

June 30, 2012 and March 31, 2012

	June 30, 2012	March 31, 2012
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$10,814,135	$10,735,213
Certificates of deposit	493,773	737,975
Investment securities available-for-sale	57,412,219	53,389,337
Federal Home Loan Bank stock, at cost	229,800	234,500
Loans receivable, net	83,450,861	84,986,411
Premises and equipment, net	3,700,825	3,753,712
Ground rents, net	0	290,000
Accrued interest receivable	416,386	428,042
Prepaid expenses and other assets	670,758	689,937

Total Assets	$157,188,757	$155,245,127
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing	$5,778,064	$6,582,554
Interest bearing	135,680,971	133,598,673
Total Deposits	141,459,035	140,181,227
Advances from borrowers for taxes and insurance	896,917	542,598
Deferred income taxes	175,226	105,065
Other liabilities	321,242	261,519
Total Liabilities	142,852,420	141,090,409
Shareholders’ Equity
Common Stock, $.01 par value, 10,000,000 shares authorized. Issued: 608,116 shares at June 30, 2012 and March 31, 2012	6,081	6,081
Additional paid-in capital	5,348,816	5,345,251
Retained earnings	8,906,329	8,835,984
Unearned ESOP shares	(362,300)	(362,300)
Accumulated other comprehensive income	437,411	329,702
Total Shareholders’ Equity	14,336,337	14,154,718

Total Liabilities and Shareholders’ Equity	$157,188,757	$155,245,127

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Three Months Ended June 30, 2012 and 2011

	Three Months Ended
	June 30,
	2012	2011
Interest Revenue
Loans, including fees	$1,142,204	$1,207,179
Investment securities available-for-sale	229,745	265,244
Interest-bearing deposits	6,972	7,130
Other	2,993	7,399
Total Interest Revenue	1,381,914	1,486,952
Interest Expense
Interest on deposits:
Time	423,983	499,861
Savings	8,841	14,150
NOW and Money Market	6,139	8,740
Total Interest Expense	438,963	522,751
Net Interest Income	942,951	964,201
Provision for Loan Losses	104,000	46,000
Net Interest Income after Provision for Loan Losses	838,951	918,201
Noninterest Revenue
Gain on sale of investment securities	99,359	6,661
Other	48,332	38,053
Total Noninterest Revenue	147,691	44,714
Noninterest Expenses
Salaries and employee benefits	499,830	509,072
Occupancy and equipment expense	206,881	232,660
Advertising	1,529	3,592
Professional services	35,407	51,913
FDIC premiums and regulatory assessments	45,000	75,404
Data processing	56,361	54,234
Stationery and postage	15,231	25,311
Other operating expenses	56,058	49,956
Total Noninterest Expense	916,297	1,002,142
Income (Loss) Before Income Taxes	70,345	(39,227)
Income Tax Expense	0	0
Net Income (Loss)	$70,345	$(39,227)
Income (loss) per common share - basic	$0.12	$(0.07)
Income (loss) per common share - diluted	$0.12	$(0.07)

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

Three Months Ended June, 2012 and 2011

	Three Months Ended
	June 30,
	2012	2011

Net income (loss)	$70,342	$(39,227)
Other comprehensive income:
Securities available for sale:
Change in net unrealized gain / loss during the period	277,223	283,925
Reclassification adjustment for gains/ losses in net income (loss)	(99,359)	(6,661)
	177,864	277,264
Deferred tax expense (benefit):
Securities available for sale:
Change in net unrealized gain / loss during the period	109,347	111,994
Reclassification adjustment for gains/ losses in net income (loss)	(39,192)	(2,627)
	70,155	109,367
Other comprehensive income, net of tax	107,709	167,897
Comprehensive income	$178,051	$128,670

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Change in Shareholders’ Equity (Unaudited)

Three Months Ended June 30, 2012 and 2011

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-in	Retained	ESOP	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Shares	Income	Equity

Balance March 31, 2011	$6,081	$5,335,052	$8,846,531	$(397,300)	$(151,333)	$13,639,031
Comprehensive Income:
Net Loss			(39,227)			(39,227)
Net unrealized gain on available-for-sale securities, net of tax effect of $109,367					167,897	167,897

Balance June 30, 2011	$6,081	$5,335,052	$8,807,304	$(397,300)	$16,564	$13,767,701

Balance March 31, 2012	$6,081	$5,345,251	$8,835,984	$(362,300)	$329,702	$14,154,718
Comprehensive Income:
Net income			70,345			70,345
Net unrealized gain on available-for-sale securities, net of tax effect of $70,162					107,709	107,709
Stock-based compensation		3,565				3,565

Balance June 30, 2012	$6,081	$5,348,816	$8,906,329	$(362,300)	$437,411	$14,336,337

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended June 30, 2012 and 2011

	2012	2011
Cash flows from Operating Activities
Net income (loss)	$70,345	$(39,227)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net amortization of investment securities	71,595	23,573
Decrease in net deferred loan costs	(16,003)	7,417
Provision for loan losses	104,000	46,000
Provision for ground rent losses	0	4,000
Gain on sale of investment securities	(99,359)	(6,661)
Loss on sale and write-down of other real estate owned	0	10,000
Depreciation and amortization	53,637	52,860
Stock based compensation	3,565	0
Changes in operating assets and liabilities:
Accrued interest receivable	11,656	21,920
Prepaid expenses and other assets	19,179	23,775
Other liabilities	59,723	17,557
Net Cash provided by operating activities	278,338	161,214
Cash flows from Investing Activities
Decrease in loans receivable, net	1,447,553	1,477,257
(Increase) decrease in investment certificates of deposit, net	244,202	(2,059)
Activity in available-for-sale securities:
Sales	3,244,903	8,335,878
Maturities, repayments and calls	4,921,184	3,361,139
Purchases	(11,983,335)	(7,893,674)
Purchase of property and equipment	(750)	(51,412)
Proceeds from sale of property and equipment	0	448
Redemption of FHLB stock	4,700	4,000
Proceeds from sale of ground rents	290,000	3,100
Net cash provided (used in) by investing activities	(1,831,543)	5,234,677
Cash flow from Financing Activities
Increase (decrease) in deposits, net	1,277,808	(216,541)
Increase (decrease) in advances from borrowers, net	354,319	334,252
Net cash provided by financing activities	1,632,127	117,711
Net Change in Cash and Cash Equivalents	78,922	5,513,602
Cash and Cash Equivalents, Beginning of Period	10,735,213	8,183,156
Cash and Cash Equivalents, End of Period	$10,814,135	$13,696,758

Supplemental disclosure:
Interest paid	$443,469	$521,294

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2012

Note 1. Activities and Summary of Significant Accounting Policies

Madison Bancorp, Inc. (Company) was incorporated on May 20, 2010, to be the holding company for Madison Square Federal Savings Bank (Bank) in conjunction with the Bank’s plan of conversion from the mutual to stock form of ownership. On October 6, 2010, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly owned subsidiary of the Company. The conversion was accomplished through the sale and issuance of 608,116 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of $5,340,068, net of offering expenses of $741,092. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (ESOP) which subscribed for 7% of the number of shares sold in the offering, or 42,568 shares of common stock. Accordingly, the reported results for the period since the conversion date relate to the consolidated holding company and the reported results for periods prior to the conversion date related to the results for the bank and its subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Summary of Significant Accounting Policies

The foregoing consolidated financial statements are unaudited; however, in the opinion of management, we have included all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period. We derived the balances as of March 31, 2012, from audited financial statements. These statements should be read in conjunction with Madison Bancorp’s financial statements and accompanying notes included in Madison Bancorp’s Form 10-K for the year ended March 31, 2012. We have made no significant changes to Madison Bancorp’s accounting policies as disclosed in the Form 10-K.

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

Reclassifications. Certain prior year amounts have been reclassified to conform to current period classifications. The reclassifications had no effect on net income (loss) or the net change in cash and cash equivalents and are not material to previously issued financial statements.

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

Subsequent Events. We evaluated subsequent events after June 30, 2012 through August 10, 2012, the date this report was available to be issued. No significant subsequent events were identified which would affect the presentation of the financial statements.

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

Note 2. Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Both the basic and diluted earnings per share for the three months June 30, 2012 and 2011 are summarized below:

	Three Months Ended June 30
	2012	2011

Net income (loss)	$70,345	$(39,227)

Average common shares outstanding	571,886	568,386
Stock option adjustment	0	0
Average common shares outstanding - diluted	571,866	568,386

Earnings (loss) per common share - basic	$0.12	$(0.07)
Earnings (loss) per common share - diluted	$0.12	$(0.07)

Note 3. Cash and Cash Equivalents

Cash and cash equivalents consist of the following at June 30:

	2012	2011

Cash and due from banks	$3,030,233	$2,578,178
Federal funds sold	173,273	172,922
FHLB overnight deposits	1,084,125	1,108,535
Federal Reserve Bank balances	6,526,504	9,837,123
Total	$10,814,135	$13,696,758

As of June 30, 2012, the Company had $1,617,119 invested in a money market account at a brokerage that is not covered by deposit insurance.

Financial institutions are required to carry noninterest-bearing cash reserves at specific percentages of deposit balances. The Bank’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirement.

Note 4. Investment Securities

The amortized cost and estimated fair value of investment securities at June 30, 2012 and March 31, 2012, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2012
Investment securities available-for-sale:
U.S. government agencies	$3,749,483	$5,150	$306	$3,754,327
Brokered certificates of deposit	6,812,000	26,090	3,057	6,835,033
Mortgage-backed securities (Agency)	32,066,689	638,518	2,391	32,702,816
Collateralized mortgage obligations (Agency)	14,061,717	70,200	11,874	14,120,043
	$56,689,889	$739,958	$17,628	$57,412,219

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2012
Investment securities available-for-sale:
U.S. government agencies	$2,000,282	$6,888	$5,405	$2,001,765
Brokered certificates of deposit	6,886,898	6,883	13,752	6,880,029
Mortgage-backed securities (Agency)	31,800,333	530,374	10,230	32,320,477
Collateralized mortgage obligations (Agency)	12,157,358	41,346	11,638	12,187,066
	$52,844,871	$585,491	$41,025	$53,389,337

The bank has arranged for two lines of credit for liquidity to meet expected and unexpected cash needs with large financial institutions. One line of credit is unsecured and the other is collateralized by brokered certificates of deposit if any advances are disbursed. As of June 30, 2012 and March 31, 2012, there were no borrowings or securities pledged under this line of credit.

The following is a summary of contractual maturities of securities available-for-sale as of June 30, 2012:

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
Amounts maturing in:
One year or less	$1,714,000	$1,714,940
After one year through five years	7,198,000	7,223,093
After five years through ten years	1,399,483	1,401,308
After ten years	250,000	250,019
	10,561,483	10,589,360

Mortgage-backed securities (Agency)	32,066,689	32,702,816
Collateralized mortgage obligations (Agency)	14,061,717	14,120,043
	$56,689,889	$57,412,219

Proceeds from sales of investment securities were $3.3 million and $8.3 million during the three months ended June 30, 2012 and 2011, respectively, with gains of $99,000 and no losses for the three months ended June 30, 2012 and gains of $164,000 and losses of $157,000 for the three months ended June 30, 2011.

The following table presents Madison’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at June 30, 2012.

	Less than 12 Months		12 Months or More		Total
June 30, 2012	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Investment securities available-for-sale:
U.S. Government agencies	$749,694	$306	$0	$0	$749,694	$306
Brokered certificates of deposit	1,983,943	3,057	0	0	1,983,943	3,057
Mortgage-backed securities (Agency)	1,495,735	2,391	0	0	1,495,735	2,391
Collateralized mortgage obligations (Agency)	1,716,833	8,078	1,001,971	3,796	2,718,804	11,873
	$5,946,205	$13,832	$1,001,971	$3,796	$6,948,176	$17,628

The gross unrealized losses are not considered by management to be other-than-temporary impairments. Management has the intent and ability to hold these securities until maturity. In most cases, temporary impairment is caused by market interest rate fluctuations.

Note 5. Loans Receivable and Allowance for Loan Losses

Loans receivable consist of the following at June 30, 2012 and March 31, 2012:

	June 30, 2012	March 31, 2012
Loans secured by mortgages:
Residential:
1-4 Single family	$52,053,910	$53,002,752
Multifamily	1,573,621	1,593,173
Lines of credit	2,380,111	2,247,787
Commercial	13,834,075	14,885,346
Land	6,622,620	6,568,154
Residential Construction	1,503,520	1,203,508
	77,967,857	79,500,720
Consumer	578,481	612,326
Commercial	5,727,663	5,624,473
Total loans receivable	84,274,001	85,737,519
Net deferred costs	101,958	85,955
Allowance for loan losses	(925,098)	(837,063)
Loans receivable, net	$83,450,861	$84,986,411

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

When loans or portions of a loan are considered a “loss”, it will be the policy of the Company to write-off the amount designated as loss. Recoveries will be treated as additions to the general valuation allowance.

The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans as of June 30, 2012 and March 31, 2012.

Commercial Credit Exposure	Commercial, Not Real Estate Secured		Commercial Real Estate
	June 30, 2012	March 31, 2012	June 30, 2012	March 31, 2012
Grade:
Pass	$5,032,821	$4,925,036	$12,255,794	$13,298,287
Special Mention	694,842	699,437	1,195,641	1,587,059
Substandard	0	0	382,640	0
Doubtful	0	0	0	0
Loss	0	0	0	0
	$5,727,663	$5,624,473	$13,834,075	$14,885,346

Other Credit Exposure	Residential Real Estate Construction and Land		Residential Real Estate Other (1)		Consumer
	June 30, 2012	March 31, 2012	June 30, 2012	March 31, 2012	June 30, 2012	March 31, 2012
Grade:
Pass	$5,098,925	$5,592,390	$54,156,253	$54,941,070	$578,481	$612,326
Special Mention	2,795,313	1,946,770	1,209,510	736,182	0	0
Substandard	231,902	232,502	641,879	1,166,460	0	0
Doubtful	0	0	0	0	0	0
Loss	0	0	0	0	0	0
	$8,126,140	$7,771,662	$56,007,642	$56,843,712	$578,481	$612,326

(1)	Residential real estate other includes 1-4 family residential, multifamily residential and home equity lines of credit.

Age Analysis of Past Due Loans as of June 30, 2012

June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Loans secured by mortgages:
Residential:
1-4 Single family	$0	$565,809	$262,597	$828,406	$51,225,504	$52,053,910
Multifamily	0	0	0	0	1,573,621	1,573,621
Lines of credit	0	0	0	0	2,380,111	2,380,111
Commercial	0	382,640	0	382,640	13,451,435	13,834,075
Land	0	0	0	0	6,622,620	6,622,620
Residential Construction	198,800	0	0	198,800	1,304,720	1,503,520
	198,800	948,449	262,597	1,409,846	76,558,011	77,967,857
Consumer	0	756	50	806	577,675	578,481
Commercial	325,655	0	0	325,655	5,402,008	5,727,663
	$524,455	$949,205	$262,647	$1,736,307	$82,537,694	$84,274,001

Age Analysis of Past Due Loans as of March 31, 2012

March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Loans secured by mortgages:
Residential:
1-4 Single family	$1,403,581	$0	$816,600	$2,220,181	$50,782,571	$53,002,752
Multifamily	0	0	0	0	1,593,173	1,593,173
Lines of credit	0	0	0	0	2,247,787	2,247,787
Commercial	384,887	0	0	384,887	14,500,459	14,885,346
Land	0	0	0	0	6,568,154	6,568,154
Residential Construction	0	0	0	0	1,203,508	1,203,508
	1,788,468	0	816,600	2,605,068	76,895,652	79,500,720
Consumer	0	50	0	50	612,276	612,326
Commercial	31,194	0	0	31,194	5,593,279	5,624,473
	$1,819,662	$50	$816,600	$2,636,312	$83,101,207	$85,737,519

As of June 30, 2012 there were nine nonaccrual 1-4 single family loans totaling $262,597 with forgone interest of $13,276. As of June 30, 2012 there was one consumer loan in the amount of $50 that was 90 days or more past due and accruing interest which has subsequently been paid off.

As of March 31, 2012, there were six nonaccrual 1-4 single family loans totaling $287,603, with forgone interest of $12,701. As of March 31, 2012, 1-4 single family loans totaling $606,624 were 90 days or more past due and accruing interest.

Impaired Loans as of and for the Three Months Ended June 30, 2012

	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized	Nonaccrual Interest Not Accrued
Loans secured by mortgages:
Residential:
1-4 Single family	$735,454	$262,597	$379,282	$641,879	$50,000	$742,712	$3,346	$13,276
Multifamily	0	0	0	0	0	0	0	0
Lines of credit	0	0	0	0	0	0	0	0
Commercial	382,640	382,640	0	382,640	0	384,176	8,497	0
Land	231,902	0	231,902	231,902	89,500	232,179	2,494	0
Residential construction	0	0	0	0	0	0	0	0
	1,349,996	645,237	611,184	1,256,421	139,500	1,359,067	14,337	13,276
Consumer	0	0	0	0	0	0	0	0
Commercial	0	0	0	0	0	0	0	0
Total impaired loans	$1,349,996	$645,237	$611,184	$1,256,421	$139,500	$1,359,067	$14,337	$13,276

Impaired Loans as of and for the Year Ended March 31, 2012

	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized	Nonaccrual Interest Not Accrued
Loans secured by mortgages:
Residential:
1-4 Single family	$1,252,549	$778,480	$387,980	$1,166,460	$53,000	$1,228,377	$58,003	$12,701
Multifamily	0	0	0	0	0	0	0	0
Lines of credit	0	0	0	0	0	0	0	0
Commercial	0	0	0	0	0	0	0	0
Land	232,502	0	232,502	232,502	69,500	233,502	10,687	0
Residential construction	0	0	0	0	0	0	0	0
	1,485,051	778,480	620,482	1,398,962	122,500	1,461,879	68,690	12,701
Consumer	0	0	0	0	0	0	0	0
Commercial	0	0	0	0	0	0	0	0
Total impaired loans	$1,485,051	$778,480	$620,482	$1,398,962	$122,500	$1,461,879	$68,690	$12,701

We occasionally modify loans to extend the term to help borrowers stay current on their loan and to avoid foreclosure. At June 30, 2012, we had six 1-4 single family mortgage loans totaling approximately $846,000 that we had modified the terms either by extending the term or increasing the payments to allow the customer to become current. We did not forgive any principal or interest, or modify the interest rates on the loans. Five of these six modified loans with balances totaling $663,000 were current and one of these six with a balance of $183,000 was 30-59 days delinquent at June 30, 2012. We also had one 1-4 single family mortgage loan in the amount of approximately $379,000 which received a rate modification to current market rates and was considered a troubled debt restructuring at June 30, 2012; however, this loan has remained current for the quarter ended June 30, 2012.

The following tables set forth for the three months ended June 30, 2012 and for the year ended March 31, 2012, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

For the three months ended June 30, 2012:

	Allowance 3/31/12	Charge- offs	Recoveries	Provision	Allowance 6/30/2012
Loans secured by mortgages:
Residential:
1-4 Single family	$372,404	$16,200	$0	$1,146	$357,350
Multifamily	18,705	0	0	269	18,974
Lines of credit	13,817	0	0	2,676	16,493
Commercial	188,199	0	0	(1,765)	186,434
Land	152,621	0	0	36,642	189,263
Residential construction	16,417	0	0	6,431	22,848
	762,163	16,200	0	45,399	791,362
Consumer	3,103	0	0	123	3,226
Commercial	71,149	0	235	7,997	79,381
Unallocated	648	0	0	50,481	51,129
Total	$837,063	$16,200	$235	$104,000	$925,098

	Allowance		Loan Balance
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Loan Balance
Loans secured by mortgages:
Residential:
1-4 Single family	$50,000	$307,350	$641,879	$51,412,031	$52,053,910
Multifamily	0	18,974	0	1,573,621	1,573,621
Lines of credit	0	16,493	0	2,380,111	2,380,111
Commercial	0	186,434	382,640	13,451,435	13,834,075
Land	89,500	99,763	231,902	6,390,718	6,622,620
Residential construction	0	22,848	0	1,503,520	1,503,520
	139,500	651,862	1,256,421	76,711,436	77,967,857
Consumer	0	3,226	0	578,481	578,481
Commercial	0	79,381	0	5,727,663	5,727,663
Unallocated	0	51,129	0	0	0
Total	$139,500	$785,598	$1,256,421	$83,017,580	$84,274,001

For the year ended March 31, 2012:

	Allowance 3/31/11	Charge- offs	Recoveries	Provision	Allowance 3/31/2012
Loans secured by mortgages:
Residential:
1-4 Single family	$185,114	$80,800	$3,366	$264,724	$372,404
Multifamily	17,417	0	0	1,288	18,705
Lines of credit	8,441	0	0	5,376	13,817
Commercial	141,331	0	0	46,868	188,199
Land	73,355	0	0	79,266	152,621
Residential construction	95,779	0	0	(79,362)	16,417
	521,437	80,800	3,366	318,160	762,163
Consumer	5,848	0	0	(2,745)	3,103
Commercial	63,745	0	65	20,541	71,149
Unallocated	44,505	13,202	0	(43,857)	648
Total	$635,535	$94,002	$3,431	$292,099	$837,063

	Allowance		Loan Balance
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Loan Balance
Loans secured by mortgages:
Residential:
1-4 Single family	$53,000	$319,404	$1,166,460	$51,836,292	$53,002,752
Multifamily	0	18,705	0	1,593,173	1,593,173
Lines of credit	0	13,817	0	2,247,787	2,247,787
Commercial	0	188,199	0	14,885,346	14,885,346
Land	69,500	83,121	232,502	6,335,652	6,568,154
Residential construction	0	16,417	0	1,203,508	1,203,508
	122,500	639,663	1,398,962	78,101,758	79,500,720
Consumer	0	3,103	0	612,326	612,326
Commercial	0	71,149	0	5,624,473	5,624,473
Unallocated	0	648	0	0	0
Total	$122,500	$714,563	$1,398,962	$84,338,557	$85,737,519

Madison recorded a partial charge-off on six residential 1-4 single family mortgage loans, writing them down to their net realizable value for the three months ended June 30, 2012.

Note 7. Borrowings

At June 30, 2012, the Bank had the ability to borrow a total of approximately $30.0 million from the Federal Home Loan Bank of Atlanta, and the Bank has lines of credit totaling $5.7 million with two large financial institutions. The FHLB borrowing requires us to pledge mortgage loans as collateral, and the line of credit requires us to pledge brokered CD’s or US Government Agency securities. At June 30, 2012, we had no Federal Home Loan Bank advances outstanding or borrowings on the lines of credit. The rates on the borrowing lines will be determined at the time of an advance.

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

The Bank had outstanding firm commitments to originate, fund, or purchase loans as follows:

	June 30, 2012	March 31, 2012

Mortgage loans commitments – fixed rate	$350,000	$1,077,534
Mortgage loans commitments – variable rate	6,797	3,546
Unused equity lines of credit (variable rate)	2,329,487	2,331,748
Commercial and consumer lines of credit	340,656	456,995
Standby letters of credit	675,023	675,023
Total	$3,701,963	$4,544,846

Note 9. Fair Value Measurements

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

Investment securities available-for-sale are the only financial assets measured at fair value on a recurring basis. As of June 30, 2012 and March 31, 2012, the fair values were measured using the following methodologies:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Government agencies	$1,350,000	$2,404,327	$0	$3,754,327
Brokered certificates of deposit	6,835,033	0	0	6,835,033
Mortgage-backed securities (Agency)	0	32,702,816	0	32,702,816
Collateralized mortgage obligations (Agency)	2,073,186	12,046,857	0	14,120,043
	$10,258,219	$47,154,000	$0	$57,412,219

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Government agencies	$0	$2,001,765	$0	$2,001,765
Brokered certificates of deposit	6,880,029	0	0	6,880,029
Mortgage-backed securities (Agency)	2,606,719	29,713,758	0	32,320,477
Collateralized mortgage obligations (Agency)	1,258,351	9,939,807	988,908	12,187,066
	$10,745,099	$41,655,330	$988,908	$53,389,337

The following table summarized activity in securities valued using Level 3 inputs during the three months ended June 30, 2012:

June 30, 2012

Balance at beginning of the period	$988,908
Purchases	0
Sales	0
Paydowns	0
Transfers in and/or out of Level 3	(988,908)
Balance at the end of the period	$0

The two securities included in the table above as transferred out of Level 3 were newly issued for the quarter ended March 31, 2012, and were therefore not yet valued by the third party valuation service. The securities were seasoned enough for the third party valuation service to provide fair values for the quarter ended June 30, 2012, and were transferred out of Level 3.

The Bank measures its other real estate owned on a nonrecurring basis at fair value less estimated cost to sell. Cost to sell the real estate is based on standard market factors. The Bank would categorize its foreclosed real estate as Level 3. During the first quarter, the bank had no other real estate owned.

The bank measures its impaired assets on a nonrecurring basis at fair value and has categorized them at Level 3.

The Bank does not measure the fair value of its other financial assets or liabilities on a recurring or nonrecurring basis. The estimated fair values of these financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	June 30, 2012		March 31, 2012
	Book	Estimated	Book	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets
Level 2 inputs:
Cash and cash equivalents	$10,814	$10,814	$10,735	$10,735
Certificates of deposit	494	494	738	738
Accrued interest receivable	416	416	428	428
Level 3 inputs:
Federal Home Loan Bank stock	230	230	235	235
Loans, net	83,451	83,455	84,986	85,079
Financial liabilities
Level 2 inputs:
Noninterest-bearing deposits	$5,778	$5,778	$6,583	$6,583
Interest-bearing deposits	135,681	137,186	133,599	134,886
Advances from borrowers for taxes and insurance	897	897	543	543

Note 10. Regulatory Capital Ratios for Madison Square Federal Savings Bank

As of June 30, 2012, the most recent date of filing of the Consolidated Reports of Condition and Income with the Board of Governors of the Federal Reserve System, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action as disclosed in the table below. Management knows of no events or conditions that would change this classification:

			Minimum		To Be Well
	Actual		Requirements		Capitalized
(dollars in thousands)	Amount	%	Amount	%	Amount	%

As of June 30, 2012:
Total risk-based capital (to risk-weighted assets)	$13,129	17.8%	$5,902	8.0%	$7,378	10.0%
Tier I capital (to risk-weighted assets)	12,204	16.5	N/A	N/A	4,427	6.0
Tier I capital (to adjusted total assets)	12,204	7.8	6,278	4.0	7,848	5.0

As of March 31, 2012:
Total risk-based capital (to risk-weighted assets)	$12,922	17.2%	$6,005	8.0%	$7,506	10.0%
Tier I capital (to risk-weighted assets)	12,085	16.1	N/A	N/A	4,503	6.0
Tier I capital (to adjusted total assets)	12,085	7.8	6,200	4.0	7,750	5.0

Note 11. Stock Option Plans

The Company’s shareholders have approved the 2011 Equity Incentive Plan, which reserves 79,054 shares for grant to officers and directors of the Company in the form of stock options (60,811 shares) and restricted stock (18,243 shares).

During the year ended March 31, 2012, the Company granted stock options for 24,170 shares, with an exercise price of $8.00 per share. The options are exercisable up to 10 years from the grant date. The options vest over a two year period with one third vesting immediately and one third of the options vesting on the first and second anniversary date. Option expense recognized during the quarter ended June 30, 2012 was $3,565. There was no option expense during the quarter ended June 30, 2011. At June 30, 2012, there was $23,767 of total unrecognized compensation expense related to non-vested stock options to be recognized from through February 28, 2014. The weighted average grant date fair value of the options granted during the year ended March 31, 2012 was $1.77.

There were no stock options granted during the quarter ended June 30, 2012 or 2011.

A summary of information regarding stock options outstanding as of June 30, 2012, is as follows:

Weighted Average Exercise Price	Outstanding Shares	Average Remaining Life (Years)	Exercisable Shares

$8.00	24,170	9.67	8,057

Intrinsic value	$33,838		$11,280

There are 36,641 options available for future grant.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance, and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government, legislative and regulatory changes, the quality and composition of the loan and investment securities portfolio, loan demand, deposit flows, competition, and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in item 1A of the Company’s Annual Report on Form 10-K filed on June 27, 2012 under the section titled “Risk Factors.” These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

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

Comparison of Financial Condition at June 30, 2012 and March 31, 2012

Assets. Total assets increased $2.0 million from $155.2 million at March 31, 2012, to $157.2 million at June 30, 2012 with a $4.0 million or 7.5% increase in investment securities available for sale, partially offset by a $1.5 million, or 1.8%, decrease in net loans receivable.

Loans. Net loans receivable decreased by $1.5 million, or 1.8%, from $85.0 million at March 31, 2012 to $83.5 million at June 30, 2012, primarily as a result of the net effect of a $950,000 decrease in residential mortgage loans and a $1.0 million decrease in commercial loans, offset by a $300,000 increase in residential construction, a $132,000 increase in lines of credit, and a $103,000 increase commercial loans. The decrease in residential mortgage loans was primarily a result of borrowers refinancing loans elsewhere and normal principal reductions.

Cash and Cash Equivalents. Cash and cash equivalents increased by $79,000 from $10.7 million at March 31, 2012 to $10.8 million at June 30, 2012. The reinvestment of excess liquidity and the repayments of loans throughout the period into investment securities maintained our level of cash and cash equivalents.

Securities. Our available-for-sale securities increased by $4.0 million, or 7.5%, from $53.4 million at March 31, 2012 to $57.4 million at June 30, 2012. The net increase in available-for-sale securities is the result of the purchase of $10.8 million of U.S. Government Agency bonds, mortgage backed securities, collateralized mortgage obligations, and $1.2 million of Brokered Investment CD’s. These purchases were offset by the sale of three mortgage backed securities with proceeds of $3.3 million with $99,000 in gains and no losses on the sale. The additional offset to the increase in available-for-sale securities was also caused by $5.4 million of securities being called, having matured, or repayments. At June 30, 2012, we also held a $230,000 investment in the common stock of the Federal Home Loan Bank of Atlanta.

Ground Rents. Our ground rent portfolio decreased by $290,000 to zero at June 30, 2012. The entire ground rent portfolio was sold as of May 1, 2012 at the value recorded at March 31, 2012.

Deposits. Total deposits increased by $1.3 million to $141.5 million at June 30, 2012, from $140.2 million at March 31, 2012. Balances of noninterest-bearing deposits decreased to $5.8 million at June 30, 2012, from $6.6 million at March 31, 2012. NOW and Money Market deposit accounts decreased by $295 thousand to $7.6 million at June 30, 2012. Savings deposits increased $1.9 million from $22.8 million at March 31, 2012, to $24.7 million at June 30, 2012, and certificates of deposits increased by $400 thousand from $102.9 million at March 31, 2012, to $103.3 million at June 30, 2012.

Borrowings. We had no borrowings at June 30, 2012, or March 31, 2012.

Results of Operations for the Three Months Ended June 30, 2012, and 2011

Overview. Our net income was $70,345 for the three months ended June 30, 2012, compared to a net loss of $39,227 for the three months ended June 30, 2011. The increase in net income for the current quarter was primarily the result of increases in noninterest revenue resulting from the gain on the sale of investment securities and continued decreases in noninterest expense that resulted from a decrease in occupancy expense from the move of our administrative offices and a decrease in FDIC premiums due to a change in calculation methodology. These increases to income were only partially offset by a decrease in net interest income, and an increase in the provision for loan losses.

Net Interest Income. Net interest income decreased by $21,250 to $942,951 for the three months ended June 30, 2012, as compared to $964,201 for the three months ended June 30, 2011, due to a decrease in the yield on earning assets, partially offset by a decrease in the cost of funds for deposits. Our interest rate spread was 2.37% for the three months ended June 30, 2012, compared to 2.48% for the three months ended June 30, 2011, and our net interest margin decreased to 2.50% for the three months ended June 30, 2012, from 2.62% for the three months ended June 30, 2011.

Interest on loans decreased by $65,000 for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The average balance of loans decreased by $691,000 to $84.8 million for the three months ended June 30, 2012, from $85.5 million for the three months ended June 30, 2011. The average yield on loans decreased from 5.66% for the three months ended June 30, 2011, to 5.39% for the three months ended June 30, 2012.

Interest on securities available-for-sale decreased by $35,000 for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, due to a 47 basis point decrease in the average yield. The decrease was offset by an increase in average balances of $5.6 million from the investment of excess liquidity.

Interest income on interest-bearing deposits was $6,972 for the three months ended June 30, 2012, as compared to $7,130 for the three months ended June 30, 2011, as a result of a $1.4 million decrease in average balances and offset by a three basis point increase in the average yield.

Interest expense on total deposits decreased $84,000 for the three months ended June 30, 2012, from $523,000 for the three months ended June 30, 2011, to $439,000 for the three months ended June 30, 2012, due to a 26 basis point decrease in the average cost of interest-bearing deposits offset by a $1.4 million increase in the average balance of interest-bearing deposits. Interest on certificates of deposits decreased $76,000 to $424,000 for the three months ended June 30, 2012, as a result of the 31 basis point decrease in average cost of time deposits offset by an increase in average balances of $634,000. Interest on savings deposits decreased by $5,000 to $9,000 for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, due to a decrease in the yield of 10 basis points offset by an increase in average balances of $967,000. Interest on NOW and money market deposit accounts decreased by $2,000 for the three months ended June 30, 2012, due to a decrease in balances of $195,000 and a decrease in the yield of 12 basis points.

Average Balance and Yields. The following table for the three months ended June 30, 2012 and 2011 presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing the annualized income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Amortization of net deferred loan fees is included in interest income on loans and is insignificant. Nonaccruing loans have been included in the table as loans carrying a zero yield. No tax-equivalent adjustments were made.

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets:
Interest-bearing deposits	$9,665,515	$6,972	0.29%	$11,023,615	$7,130	0.26%
Investment securities available-for-sale	56,280,389	229,745	1.63	50,634,374	265,244	2.10
Loans receivable, net	84,822,886	1,142,204	5.39	85,513,551	1,207,179	5.66
Other interest-earning assets	328,868	2,993	3.64	690,668	7,399	4.30
Total interest-earning assets	151,097,658	1,381,914	3.66%	147,862,208	1,486,952	4.03%
Noninterest-earning assets	5,938,018			6,800,651
Total assets	$157,035,676			$154,662,859

Liabilities and Shareholders’ Equity:
Time deposits	$103,790,247	423,983	1.63%	$103,155,909	499,861	1.94%
Savings	23,708,243	8,841	0.15	22,741,275	14,150	0.25
NOW and money market accounts	8,083,898	6,139	0.30	8,278,406	8,740	0.42
Total interest-bearing deposits	135,582,388	438,963	1.30	134,175,590	522,751	1.56
Other interest-bearing liabilities	735,579	0	0.00	741,493	0	0.00
Total interest-bearing liabilities	136,317,967	438,963	1.29%	134,917,083	522,751	1.55%
Noninterest-bearing deposits	6,113,395			5,573,320
Other noninterest-bearing liabilities	441,675			377,932
Total liabilities	142,873,037			140,868,335
Total shareholders’ equity	14,162,639			13,794,524
Total liabilities and shareholders’ equity	$157,035,676			$154,662,859

Net interest income		$942,951			$964,201
Interest rate spread			2.37%			2.48%
Net interest margin			2.50%			2.62%
Average interest-earning assets to average interest-bearing liabilities			110.84%			109.59%

•	Average loan balances include nonaccrual loans.
•	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

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

Our provision for loan losses increased $58,000 to $104,000 for the three months ended June 30 2012. At June 30, 2012, the allowance for loan losses was $925,000, or 1.1% of the total end of period loan portfolio, compared to $837,063 or 0.98% of the total end of period loan portfolio at March 31, 2012, and $684,901, or 0.80% of the total end of period loan portfolio at June 30, 2011. We had balances of $263,000 in 1-4 single family residential mortgage nonaccrual loans, compared to $287,603 of nonaccrual 1-4 single family residential mortgages at March 31, 2012, and no nonaccrual loans at June 30, 2011.

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

We had $235 in commercial loan recoveries and $16,200 1-4 single family mortgage charge-offs during the three months ended June 30, 2012, compared to $3,366 in recoveries and no charge-offs during the three months ended June 30, 2011.

Although management utilizes its best judgment in providing for losses, there can be no assurance that they will not have to increase the allowance for loan losses in subsequent periods. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or for the Three
	Months Ended June 30,
	2012	2011

Allowance for loan losses at beginning of period	$837,063	$635,535
Provision for loan losses	104,000	46,000
Recoveries:
Loans secured by mortgages:
1-4 single family residential	0	3,366
Commercial	235	0
Charge-offs:
Loans secured by mortgages:
1-4 single family residential	16,200	0
Commercial	0	0
Total charge-offs	16,200	0
Net charge-offs	15,965	(3,366)
Allowance for loan losses at end of period	$925,098	$684,901

Allowance for loan losses to non-performing loans	352.22%	N/A
Allowance for loan losses to total loans outstanding at the end of the period	1.10%	0.80%
Net charge-offs to average loans outstanding during the period	0.02%	0.00%

At June 30, 2012, Madison had one troubled debt restructuring (TDR) in the amount of $379,000. The loan is in accrual status and in compliance with its modified terms, and therefore, not included in the nonperforming ratio above. Madison has taken a $50,000 specific reserve against the loan.

Noninterest Revenue. Noninterest revenue increased for the three months ended June 30, 2012, to $148,000 as compared to $45,000 for the three months ended June 30, 2011. The increase during the period was primarily due to an increase of $93,000 in gains on the sale of investment securities.

Noninterest Expenses. Noninterest expense decreased by $86,000 or 8.6% to $917,000 for the three months ended June 30, 2012 as compared to noninterest expense for the three months ended June 30, 2011, primarily due to a decreases in occupancy and equipment expenses, professional services, salaries and employee benefits and FDIC and regulatory assessments.

Income Tax Expense. For the three months ended June 30, 2012 and 2011, we incurred no income tax expense. At March 31, 2012, we had a net operating loss carry-forward totaling $ 90,954, which expires in 2030 and 2031. We also had a capital loss carry-forward of $566,000, which expires in 2014. We have established a valuation allowance to reflect uncertainty as to our ability to realize our deferred tax asset. See Note 12 of the notes to consolidated financial statements for March 31, 2012, filed in our Annual Report on Form 10-K.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending, and investing activities during any given period. At June 30, 2012, cash and cash equivalents totaled $10.8 million. Securities classified as available-for-sale amounted to $57.4 million. Our liquidity has increased as customers have sought the safety of FDIC insured deposits. In addition, at June 30, 2012, the Bank had the ability to borrow a total of approximately $30 million from the Federal Home Loan Bank of Atlanta, and the Bank has lines of credit totaling $5.7 million with two large financial institutions. At June 30, 2012, we had no Federal Home Loan Bank advances outstanding or borrowings on the lines of credit.

At June 30, 2012, we had $3.7 million in commitments to extend credit outstanding. Certificates of deposit due within one year of June 30, 2012, totaled $56.3 million, or 54.5% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods due to the current low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2013. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

(b)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings in the ordinary course of business. We are not a party to any pending legal proceeding that we believe would have a material adverse effect on our financial condition, results of operations, or cash flows.

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation of Madison Bancorp, Inc. (1)
3.2	Bylaws of Madison Bancorp, Inc. (2)
4.0	Form of Common Stock Certificate of Madison Bancorp, Inc. (3)
10.0	Madison Bancorp Inc. 2011 Equity Incentive Plan (4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.0	Section 1350 Certifications
101.0*	The following materials from the Company’s Quarterly Report on form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text

*Furnished, not filed.
(1)	Incorporated herein by reference to exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-167455), as amended, initially filed with the Securities and Exchange Commission on June 11, 2010.
(2)	Incorporated herein by reference to exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-167455), as amended, initially filed with the Securities and Exchange Commission on June 11, 2010.
(3)	Incorporated herein by reference to exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-167455), as amended, initially filed with the Securities and Exchange Commission on June 11, 2010.
(4)	Incorporated herein by reference to appendix D to the Company’s Definitive Proxy Materials for its 2011 Annual Meeting of Stockholders’ filed with the Securities and Exchange Commission on October 11, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MADISON BANCORP, INC.

Dated: August 10, 2012	By:	/s/ Michael P. Gavin
Michael P. Gavin
President, Chief Executive Officer and Chief
Financial Officer
(duly authorized officer & principal financial
officer)

