Form 10-Q
period 2012-09-30
Madison Bancorp Inc
filed 2012-11-09
CIK 1492324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☐  No ☒

As of November 9, 2012, there were 608,116 shares of the registrant’s common stock outstanding.

MADISON BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Financial Condition

September 30, 2012 and March 31, 2012

	September 30, 2012	March 31, 2012
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$7,297,347	$10,735,213
Certificates of deposit	495,817	737,975
Investment securities available-for-sale	59,122,967	53,389,337
Federal Home Loan Bank stock, at cost	228,400	234,500
Loans receivable, net	83,063,443	84,986,411
Premises and equipment, net	3,639,909	3,753,712
Ground rents, net	0	290,000
Foreclosed real estate	57,000	0
Accrued interest receivable	413,455	428,042
Prepaid expenses and other assets	629,892	689,937

Total Assets	$154,948,230	$155,245,127
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing	$5,924,770	$6,582,554
Interest bearing	133,596,553	133,598,673
Total Deposits	139,521,323	140,181,227
Advances from borrowers for taxes and insurance	360,234	542,598
Deferred income taxes	243,523	105,065
Other liabilities	314,519	261,519
Total Liabilities	140,439,599	141,090,409
Shareholders’ Equity
Common Stock, $.01 par value, 10,000,000 shares authorized. Issued: 608,116 shares at September 30, 2012 and March 31, 2012	6,081	6,081
Additional paid-in capital	5,352,381	5,345,251
Retained earnings	8,970,208	8,835,984
Unearned ESOP shares	(362,300)	(362,300)
Accumulated other comprehensive income	542,261	329,702
Total Shareholders’ Equity	14,508,631	14,154,718

Total Liabilities and Shareholders’ Equity	$154,948,230	$155,245,127

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Three and Six Months Ended September 30, 2012 and 2011

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest Revenue
Loans, including fees	$1,096,271	$1,183,828	$2,238,475	$2,391,008
Investment securities available-for-sale	194,952	264,561	424,697	529,805
Interest-bearing deposits	5,140	7,486	12,113	14,617
Other	847	8,368	3,839	15,766
Total Interest Revenue	1,297,210	1,464,243	2,679,124	2,951,196
Interest Expense
Interest on deposits:
Time	400,755	491,094	824,738	990,955
Savings	9,215	11,210	18,056	25,360
NOW and Money Market	5,453	8,446	11,591	17,187
Borrowings	15	0	15	0
Total Interest Expense	415,438	510,750	854,400	1,033,502
Net Interest Income	881,772	953,493	1,824,724	1,917,694
Provision for Loan Losses	65,000	75,099	169,000	121,099
Net Interest Income after Provision for Loan Losses	816,772	878,394	1,655,724	1,796,595
Noninterest Revenue
Gain on sale of investment securities	60,487	31,813	159,846	38,474
Gain on sale of land	71,144	0	71,144	0
Other	45,102	50,753	93,430	88,806
Total Noninterest Revenue	176,733	82,566	324,420	127,280
Noninterest Expenses
Salaries and employee benefits	501,006	507,784	1,000,836	1,016,856
Occupancy and equipment expense	208,555	219,184	415,436	451,843
Advertising	2,127	3,323	3,656	6,915
Professional services	57,507	60,300	92,913	90,795
FDIC premiums and regulatory assessments	45,000	28,770	90,000	104,174
Data processing	49,660	51,902	106,021	106,136
Stationery and postage	19,029	17,375	34,260	42,686
Other operating expenses	46,741	29,611	102,798	100,986
Total Noninterest Expense	929,625	918,249	1,845,920	1,920,391
Income Before Income Taxes	63,880	42,711	134,224	3,484
Income Tax Expense	0	0	0	0
Net Income	$63,880	$42,711	$134,224	$3,484
Income per common share - basic	$0.11	$0.08	$0.23	$0.01
Income per common share - diluted	$0.11	$0.08	$0.23	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Six Months Ended September, 2012 and 2011

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$63,880	$42,711	$134,224	$3,484
Other comprehensive income:
Securities available for sale:
Net unrealized gain / loss during the period	233,633	642,118	510,864	926,041
Reclassification adjustment for gains / losses in net income	(60,487)	(31,813)	(159,846)	(38,474)
	173,146	610,305	351,018	887,567
Deferred tax expense (benefit):
Securities available for sale:
Net unrealized gain / loss during the period	92,156	253,285	201,511	365,277
Reclassification adjustment for gains / losses in net income	(23,859)	(12,549)	(63,052)	(15,176)
	68,297	240,736	138,459	350,101
Other comprehensive income, net of tax	104,849	369,569	212,559	537,466
Comprehensive income	$168,729	$412,280	$346,783	$540,950

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Six Months Ended September 30, 2012 and 2011

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-in	Retained	ESOP	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Shares	Income	Equity

Balance March 31, 2011	$6,081	$5,335,052	$8,846,531	$(397,300)	$(151,333)	$13,639,031
Comprehensive Income:
Net income			3,484			3,484
Net unrealized gain on available-for-sale securities, net of tax effect of $350,101					537,466	537,466

Balance September 30, 2011	$6,081	$5,335,052	$8,850,015	$(397,300)	$386,133	$14,179,981

Balance March 31, 2012	$6,081	$5,345,251	$8,835,984	$(362,300)	$329,702	$14,154,718
Comprehensive Income:
Net income			134,224			134,224
Net unrealized gain on available-for-sale securities, net of tax effect of $138,459					212,559	212,559
Stock-based compensation		7,130				7,130

Balance September 30, 2012	$6,081	$5,352,381	$8,970,208	$(362,300)	$542,261	$14,508,631

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended September 30, 2012 and 2011

	2012	2011
Cash flows from Operating Activities
Net income	$134,224	$3,484
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of investment securities	162,421	61,273
(Increase) decrease in net deferred loan costs	(24,523)	17,226
Provision for loan losses	169,000	121,099
Provision for ground rent losses	0	13,000
Gain on sale of investment securities	(159,846)	(38,474)
Gain on sale of land	(71,144)	0
Loss on sale and write-down of other real estate owned	0	19,948
Depreciation and amortization	105,461	109,068
Stock based compensation	7,130	0
Changes in operating assets and liabilities:
Accrued interest receivable	14,587	14,513
Prepaid expenses and other assets	60,045	99,994
Other liabilities	53,000	(18,938)
Net cash provided by operating activities	450,355	402,193
Cash flows from Investing Activities
Decrease in loans receivable, net	1,721,491	3,154,302
Decrease (increase) in investment certificates of deposit, net	242,158	(250,062)
Activity in available-for-sale securities:
Sales	7,347,715	13,936,505
Maturities, repayments and calls	10,170,311	8,681,714
Purchases	(22,915,239)	(25,566,368)
Purchase of property and equipment	(8,341)	(78,488)
Proceeds from sale of property and equipment	99,852	448
Redemption of FHLB stock	6,100	5,900
Proceeds from sale of foreclosed real estate	0	414,052
Proceeds from sale of ground rents	290,000	7,900
Net cash (used in) provided by investing activities	(3,045,953)	305,903
Cash flow from Financing Activities
Decrease in deposits, net	(659,904)	(1,856,809)
Decrease in advances from borrowers, net	(182,364)	(249,645)
Net cash used by financing activities	(842,268)	(2,106,454)
Net Change in Cash and Cash Equivalents	(3,437,866)	(1,398,358)
Cash and Cash Equivalents, Beginning of Period	10,735,213	8,183,156
Cash and Cash Equivalents, End of Period	$7,297,347	$6,784,798

Supplemental disclosure:
Interest paid	$863,352	$1,036,114
Loans transferred to foreclosed real estate	57,000	0

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2012

Note 1. Activities and Summary of Significant Accounting Policies

Madison Bancorp, Inc., the “Company”, was incorporated on May 20, 2010, to be the holding company for Madison Square Federal Savings Bank, the “Bank”, in conjunction with the Bank’s conversion from the mutual to stock form of ownership. On October 6, 2010, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly owned subsidiary of the Company. The conversion was accomplished through the sale and issuance of 608,116 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of $5,340,068, net of offering expenses of $741,092. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan, the “ESOP”, which subscribed for 7% of the number of shares sold in the offering, or 42,568 shares of common stock. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Summary of Significant Accounting Policies

The foregoing consolidated financial statements are unaudited; however, in the opinion of management, we have included all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period. We derived the balances as of March 31, 2012 from audited financial statements. These statements should be read in conjunction with Madison Bancorp’s financial statements and accompanying notes included in Madison Bancorp’s Form 10-K for the year ended March 31, 2012. We have made no significant changes to Madison Bancorp’s accounting policies as disclosed in the Form 10-K.

The accounting and reporting policies of Madison Bancorp, Inc. and Subsidiaries (collectively “Madison”) conform to accounting principles generally accepted in the United States of America, “U.S. GAAP”, and to general practices in the banking industry. The more significant policies follow:

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the parent company and its wholly owned subsidiary, Madison Square Federal Savings Bank and its wholly owned subsidiary, Madison Financial Services Corporation, “MFSC”. MFSC is engaged in the business of insurance and brokerage services primarily in the Baltimore area. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications. Certain prior year amounts have been reclassified to conform to current period classifications. The reclassifications had no effect on net income or the net change in cash and cash equivalents and are not material to previously issued financial statements.

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

Subsequent Events. We evaluated subsequent events after September 30, 2012 through November 9, 2012, the date this report was available to be issued. The Bank sold investment securities which settled subsequent to September 30, 2012, which resulted in proceeds of $2.7 million, with gains of $62,000 and no losses. No other significant subsequent events were identified which would affect the presentation of the financial statements.

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

Note 2. Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Both the basic and diluted earnings per share for the three and six months ended September 30, 2012 and 2011 are summarized below:

	Three Months Ended September 30		Six Months Ended September 30
	2012	2011	2012	2011

Net income	$63,880	$42,711	$134,224	$3,484

Average common shares outstanding	571,886	568,386	571,886	568,386
Stock option adjustment	1,157	0	1,993	0
Average common shares outstanding - diluted	573,043	568,386	573,879	568,386

Earnings per common share - basic	$0.11	$0.08	0.23	0.01
Earnings per common share - diluted	$0.11	$0.08	0.23	0.01

Note 3. Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	September 30,	March 31,
	2012	2012

Cash and due from banks	$2,505,401	$2,178,530
Federal funds sold	173,360	173,185
FHLB overnight deposits	1,084,147	1,080,711
Federal Reserve Bank balances	3,534,439	7,302,787
Total	$7,297,347	$10,735,213

As of September 30, 2012, the Company had $1.8 million invested in a money market account at a brokerage that is not covered by deposit insurance.

Financial institutions are required to carry noninterest-bearing cash reserves at specific percentages of deposit balances. The Bank’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirement.

Note 4. Investment Securities

The amortized cost and estimated fair value of investment securities at September 30, 2012 and March 31, 2012, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2012
Investment securities available-for-sale:
U.S. government agencies	$5,248,316	$9,250	$3	$5,257,563
Brokered certificates of deposit	7,286,000	24,995	1,688	7,309,307
Mortgage-backed securities (Agency)	30,452,734	793,705	0	31,246,439
Collateralized mortgage obligations (Agency)	15,240,433	80,298	11,073	15,309,658
	$58,227,483	$908,248	$12,764	$59,122,967

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2012
Investment securities available-for-sale:
U.S. government agencies	$2,000,282	$6,888	$5,405	$2,001,765
Brokered certificates of deposit	6,886,898	6,883	13,752	6,880,029
Mortgage-backed securities (Agency)	31,800,333	530,374	10,230	32,320,477
Collateralized mortgage obligations (Agency)	12,157,358	41,346	11,638	12,187,066
	$52,844,871	$585,491	$41,025	$53,389,337

The Bank has arranged for two lines of credit for liquidity to meet expected and unexpected cash needs with large financial institutions. One line of credit is unsecured and the other is collateralized by brokered certificates of deposit if any advances are disbursed. As of September 30, 2012 and March 31, 2012, there were no borrowings or securities pledged under these lines of credit.

The following is a summary of contractual maturities of securities available-for-sale as of September 30, 2012:

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
Amounts maturing in:
One year or less	$2,916,000	$2,921,616
After one year through five years	7,719,772	7,741,648
After five years through ten years	1,898,544	1,903,606
After ten years	0	0
	12,534,316	12,566,870

Mortgage-backed securities (Agency)	30,452,734	31,246,439
Collateralized mortgage obligations (Agency)	15,240,433	15,309,658
	$58,227,483	$59,122,967

Proceeds from the sale of investment securities were $7.3 million and $13.9 million during the six months ended September 30, 2012 and 2011, respectively, with gains of $160,000 and no losses for the six months ended September 30, 2012 and gains of $308,000 and losses of $269,000 for the six months ended September 30, 2011. Proceeds from the sale of investment securities which was completed subsequent to September 30, 2012 were $2.7 million with gains of $62,000 and no losses.

The following table presents Madison’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at September 30, 2012.

	Less than 12 Months		12 Months or More		Total
September 30, 2012	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Investment securities available-for-sale:
U.S. Government agencies	$249,997	$3	$0	$0	$249,997	$3
Brokered certificates of deposit	1,401,312	1,688	0	0	1,401,312	1,688
Mortgage-backed securities (Agency)	0	0	0	0	0	0
Collateralized mortgage obligations (Agency)	2,911,216	7,575	934,735	3,498	3,845,951	11,073
	$4,562,525	$9,266	$934,735	$3,498	$5,497,260	$12,764

The gross unrealized losses are not considered by management to be other-than-temporary impairments. Management has the intent and ability to hold these securities until maturity. In most cases, temporary impairment is caused by market interest rate fluctuations.

Note 5. Loans Receivable and Allowance for Loan Losses

Loans receivable consist of the following at September 30, 2012 and March 31, 2012:

	September 30, 2012	March 31, 2012
Loans secured by mortgages:
Residential:
1-4 Single family	$52,666,747	$53,002,752
Multifamily	1,553,941	1,593,173
Lines of credit	2,434,761	2,247,787
Commercial	14,606,596	14,885,346
Land	5,651,408	6,568,154
Residential Construction	1,685,180	1,203,508
	78,598,633	79,500,720
Consumer	575,562	612,326
Commercial	4,631,397	5,624,473
Total loans receivable	83,805,592	85,737,519
Net deferred costs	110,478	85,955
Allowance for loan losses	(852,627)	(837,063)
Loans receivable, net	$83,063,443	$84,986,411

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

Loans that are designated as special mention will include loans that are 60-89 days delinquent. Single family residential loans, construction loans that are under contract of sale, and consumer loans that are designated special mention will not require separate fair value calculations and will not warrant increases in the general valuation allowance “GVA”. If adverse circumstances warrant additional GVA or specific reserves, an analysis will be performed on a case-by-case basis.

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

Loans classified as substandard will require calculations to determine the fair value on the particular loan. In determining the general valuation allowance, loans of similar characteristics will be analyzed on a pool basis. Examples of these types of loans include single-family residential loans and certain consumer loans such as car loans or home equity loans. When a loan is classified and is part of these loan types, the general valuation allowance on this particular type may be increased to reflect the potential for loss.

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

The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans as of September 30, 2012 and March 31, 2012.

Commercial Credit Exposure	Commercial, Not Real Estate Secured		Commercial Real Estate
	September 30, 2012	March 31, 2012	September 30, 2012	March 31, 2012
Grade:
Pass	$3,841,200	$4,925,036	$11,113,075	$13,298,287
Special Mention	790,197	699,437	3,113,967	1,587,059
Substandard	0	0	379,554	0
Doubtful	0	0	0	0
Loss	0	0	0	0
	$4,631,397	$5,624,473	$14,606,596	$14,885,346

Other Credit Exposure	Residential Real Estate Construction and Land		Residential Real Estate Other (1)		Consumer
	September 30, 2012	March 31, 2012	September 30, 2012	March 31, 2012	September 30, 2012	March 31, 2012
Grade:
Pass	$3,565,682	$5,592,390	$55,299,032	$54,941,070	$575,562	$612,326
Special Mention	3,629,104	1,946,770	1,038,915	736,182	0	0
Substandard	141,802	232,502	317,502	1,166,460	0	0
Doubtful	0	0	0	0	0	0
Loss	0	0	0	0	0	0
	$7,336,588	$7,771,662	$56,655,449	$56,843,712	$575,562	$612,326

(1)	Residential real estate other includes 1-4 family residential, multifamily residential and home equity lines of credit.

Age Analysis of Past Due Loans as of September 30, 2012 and March 31, 2012

September 30, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Loans secured by mortgages:
Residential:
1-4 Single family	$1,282,143	$20,382	$317,942	$1,620,467	$51,046,280	$52,666,747
Multifamily	0	0	0	0	1,553,941	1,553,941
Lines of credit	0	0	0	0	2,434,761	2,434,761
Commercial	379,554	291,015	0	670,569	13,936,027	14,606,596
Land	0	0	0	0	5,651,408	5,651,408
Residential Construction	424,938	0	0	424,938	1,260,242	1,685,180
	2,086,635	311,397	317,942	2,715,974	75,882,659	78,598,633
Consumer	6,877	0	0	6,877	568,685	575,562
Commercial	21,953	0	0	21,953	4,609,444	4,631,397
	$2,115,465	$311,397	$317,942	$2,744,804	$81,060,788	$83,805,592

March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Loans secured by mortgages:
Residential:
1-4 Single family	$1,403,581	$0	$816,600	$2,220,181	$50,782,571	$53,002,752
Multifamily	0	0	0	0	1,593,173	1,593,173
Lines of credit	0	0	0	0	2,247,787	2,247,787
Commercial	384,887	0	0	384,887	14,500,459	14,885,346
Land	0	0	0	0	6,568,154	6,568,154
Residential Construction	0	0	0	0	1,203,508	1,203,508
	1,788,468	0	816,600	2,605,068	76,895,652	79,500,720
Consumer	0	50	0	50	612,276	612,326
Commercial	31,194	0	0	31,194	5,593,279	5,624,473
	$1,819,662	$50	$816,600	$2,636,312	$83,101,207	$85,737,519

As of September 30, 2012, there were ten nonaccrual 1-4 single family loans totaling $199,086 with forgone interest of $16,303. As of September 30, 2012, one 1-4 single family loan totaling $118,856 was 90 days or more past due and accruing interest.

As of March 31, 2012, there were six nonaccrual 1-4 single family loans totaling $287,603, with forgone interest of $12,701. As of March 31, 2012, 1-4 single family loans totaling $606,624 were 90 days or more past due and accruing interest.

Impaired Loans as of and for the Six Months Ended September 30, 2012

	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized	Nonaccrual Interest Not Accrued
Loans secured by mortgages:
Residential:
1-4 Single family	$443,031	$317,502	$0	$317,502	$0	$386,261	$2,470	$16,303
Multifamily	0	0	0	0	0	0	0	0
Lines of credit	0	0	0	0	0	0	0	0
Commercial	379,554	379,554	0	379,554	0	382,575	16,947	0
Land	231,302	141,802	0	141,802	0	216,924	5,012	0
Residential construction	0	0	0	0	0	0	0	0
	1,053,887	838,858	0	838,858		985,760	24,429	16,303
Consumer	0	0	0	0	0	0	0	0
Commercial	0	0	0	0	0	0	0	0
Total impaired loans	$1,053,887	$838,858	$0	$838,858	$0	$985,760	$24,429	$16,303

Impaired Loans as of and for the Year Ended March 31, 2012

	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized	Nonaccrual Interest Not Accrued
Loans secured by mortgages:
Residential:
1-4 Single family	$1,252,549	$778,480	$387,980	$1,166,460	$53,000	$1,228,377	$58,003	$12,701
Multifamily	0	0	0	0	0	0	0	0
Lines of credit	0	0	0	0	0	0	0	0
Commercial	0	0	0	0	0	0	0	0
Land	232,502	0	232,502	232,502	69,500	233,502	10,687	0
Residential construction	0	0	0	0	0	0	0	0
	1,485,051	778,480	620,482	1,398,962	122,500	1,461,879	68,690	12,701
Consumer	0	0	0	0	0	0	0	0
Commercial	0	0	0	0	0	0	0	0
Total impaired loans	$1,485,051	$778,480	$620,482	$1,398,962	$122,500	$1,461,879	$68,690	$12,701

We occasionally modify loans to extend the term to help borrowers stay current on their loan and to avoid foreclosure. At September 30, 2012, we had six 1-4 single family mortgage loans totaling approximately $839,000 that we had modified the terms either by extending the term or increasing the payments to allow the customer to become current. We did not forgive any principal or interest, or modify the interest rates on the loans. Two of these six modified loans with balances totaling $189,000 were current and four of these six with balances totaling $650,000 were 30-59 days delinquent at September 30, 2012. We also had one 1-4 single family mortgage loan in the amount of approximately $377,000 at September 30, 2012 which had received a rate modification to current market rates; however, this loan has remained current through the six months ended September 30, 2012.

The following tables set forth for the six months ended September 30, 2012 and 2011 and for the year ended March 31, 2012, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

For the six months ended September 30, 2012:

	Allowance 3/31/2012	Charge- offs	Recoveries	Provision	Allowance 9/30/2012
Loans secured by mortgages:
Residential:
1-4 Single family	$372,404	$64,171	$0	$31,027	$339,260
Multifamily	18,705	0	0	(368)	18,337
Lines of credit	13,817	0	0	(1,400)	12,417
Commercial	188,199	0	0	38,939	227,138
Land	152,621	89,500	0	38,878	101,999
Residential construction	16,417	0	0	9,020	25,437
	762,163	153,671	0	116,096	724,588
Consumer	3,103	0	0	725	3,828
Commercial	71,149	0	235	(10,937)	60,447
Unallocated	648	0	0	63,116	63,764
Total	$837,063	$153,671	$235	$169,000	$852,627

	Allowance		Loan Balance
	Individually Evaluated For Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated For Impairment	Ending Loan Balance
Loans secured by mortgages:
Residential:
1-4 Single family	$0	$339,260	$317,502	$52,349,245	$52,666,747
Multifamily	0	18,337	0	1,553,941	1,553,941
Lines of credit	0	12,417	0	2,434,761	2,434,761
Commercial	0	227,138	379,554	14,227,042	14,606,596
Land	0	101,999	141,802	5,509,606	5,651,408
Residential construction	0	25,437	0	1,685,180	1,685,180
	0	724,588	838,858	77,759,775	78,598,633
Consumer	0	3,828	0	575,562	575,562
Commercial	0	60,447	0	4,631,397	4,631,3977
Unallocated	0	63,764	0	0	0
Total	$0	$852,627	$838,858	$82,966,734	$83,805,592

For the six months ended September 30, 2011:

	Allowance 3/31/2011	Charge- offs	Recoveries	Provision	Allowance 9/30/2011
Loans secured by mortgages:
Residential:
1-4 Single family	$185,114	$0	$3,366	$115,987	$304,467
Multifamily	17,417	0	0	763	18,180
Lines of credit	8,441	0	0	1,073	9,514
Commercial	141,331	0	0	23,254	164,585
Land	73,355	0	0	16,234	89,589
Residential construction	95,779	0	0	3,604	99,383
	521,437	0	3,366	160,915	685,718
Consumer	5,848	0	0	(1,966)	3,882
Commercial	63,745	0	0	(6,190)	57,555
Unallocated	44,505	0	0	(31,660)	12,845
Total	$635,535	$0	$3,366	$121,099	$760,000

	Allowance		Loan Balance
	Individually Evaluated For Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated For Impairment	Ending Loan Balance
Loans secured by mortgages:
Residential:
1-4 Single family	$112,969	$191,498	$660,017	$53,447,509	$54,107,526
Multifamily	0	18,180	0	1,630,187	1,630,187
Lines of credit	0	9,514	0	1,810,297	1,810,297
Commercial	0	164,585	0	12,278,862	12,278,862
Land	0	89,589	0	6,374,505	6,374,505
Residential construction	71,839	27,544	233,702	2,074,548	2,308,250
	184,808	500,910	893,719	77,615,908	78,509,627
Consumer	0	3,882	0	658,083	658,083
Commercial	0	57,555	0	4,401,705	4,401,7055
Unallocated	0	12,845	0	0	0
Total	$184,808	$575,192	$393,719	$82,675,696	$83,569,415

For the year ended March 31, 2012:

	Allowance 3/31/2011	Charge- offs	Recoveries	Provision	Allowance 3/31/2012
Loans secured by mortgages:
Residential:
1-4 Single family	$185,114	$80,800	$3,366	$264,724	$372,404
Multifamily	17,417	0	0	1,288	18,705
Lines of credit	8,441	0	0	5,376	13,817
Commercial	141,331	0	0	46,868	188,199
Land	73,355	0	0	79,266	152,621
Residential construction	95,779	0	0	(79,362)	16,417
	521,437	80,800	3,366	318,160	762,163
Consumer	5,848	0	0	(2,745)	3,103
Commercial	63,745	13,202	65	20,541	71,149
Unallocated	44,505	0	0	(43,857)	648
Total	$635,535	$94,002	$3,431	$292,099	$837,063

	Allowance		Loan Balance
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Loan Balance
Loans secured by mortgages:
Residential:
1-4 Single family	$53,000	$319,404	$1,166,460	$51,836,292	$53,002,752
Multifamily	0	18,705	0	1,593,173	1,593,173
Lines of credit	0	13,817	0	2,247,787	2,247,787
Commercial	0	188,199	0	14,885,346	14,885,346
Land	69,500	83,121	232,502	6,335,652	6,568,154
Residential construction	0	16,417	0	1,203,508	1,203,508
	122,500	639,663	1,398,962	78,101,758	79,500,720
Consumer	0	3,103	0	612,326	612,326
Commercial	0	71,149	0	5,624,473	5,624,473
Unallocated	0	648	0	0	0
Total	$122,500	$714,563	$1,398,962	$84,338,557	$85,737,519

Madison recorded a partial charge-off on ten residential 1-4 single family mortgage loans and one residential mortgage land loan, writing them down to their net realizable value for the six months ended September 30, 2012.

Note 6. Borrowings

At September 30, 2012, the Bank had the ability to borrow a total of approximately $31.0 million from the Federal Home Loan Bank of Atlanta, and the Bank has lines of credit totaling $7.2 million with two large financial institutions. The FHLB borrowing requires us to pledge mortgage loans as collateral, and the line of credit requires us to pledge brokered CDs or US Government Agency securities. At September 30, 2012, we had no Federal Home Loan Bank advances outstanding or borrowings on the lines of credit. The rates on the borrowing lines will be determined at the time of an advance.

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

The Bank had outstanding firm commitments to originate, fund, or purchase loans as follows:

	September 30, 2012	March 31, 2012

Mortgage loan commitments – fixed rate	$1,226,000	$1,077,534
Mortgage loan commitments – variable rate	7,036	3,546
Unused equity lines of credit (variable rate)	2,556,721	2,331,748
Commercial and consumer lines of credit	318,125	456,995
Standby letters of credit	547,901	675,023
Total	$4,655,783	$4,544,846

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

Investment securities available-for-sale are the only financial assets measured at fair value on a recurring basis. As of September 30, 2012 and March 31, 2012, the fair values were measured using the following methodologies:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Government agencies	$500,000	$4,757,563	$0	$5,257,563
Brokered certificates of deposit	7,309,307	0	0	7,309,307
Mortgage-backed securities (Agency)	2,451,521	28,794,918	0	31,246,439
Collateralized mortgage obligations (Agency)	1,054,537	14,255,121	0	15,309,658
	$11,315,365	$47,807,602	$0	$59,122,967

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Government agencies	$0	$2,001,765	$0	$2,001,765
Brokered certificates of deposit	6,880,029	0	0	6,880,029
Mortgage-backed securities (Agency)	2,606,719	29,713,758	0	32,320,477
Collateralized mortgage obligations (Agency)	1,258,351	9,939,807	988,908	12,187,066
	$10,745,099	$41,655,330	$988,908	$53,389,337

The following table summarized activity in securities valued using Level 3 inputs during the six months ended September 30, 2012:

September 30, 2012

Balance at beginning of the period	$988,908
Purchases	0
Sales	0
Paydowns	0
Transfers in and/or out of Level 3	(988,908)
Balance at the end of the period	$0

The two securities included in the table above as transferred out of Level 3 were newly issued for the quarter ended March 31, 2012, and were therefore not yet valued by the third party valuation service. The securities were seasoned enough for the third party valuation service to provide fair values for the quarter ended June 30, 2012, and were transferred out of Level 3 at that time.

The Bank measures its foreclosed real estate on a nonrecurring basis at fair value less estimated cost to sell. Cost to sell the real estate is based on standard market factors. The Bank has categorized its foreclosed real estate as Level 3. During the quarter ended September 30, 2012, the bank had one 1-4 single family mortgage loan which was reclassified as foreclosed real estate in the amount of $57,000.

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

The Bank does not measure the fair value of its other financial assets or liabilities on a recurring or nonrecurring basis. The estimated fair values of these financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	September 30, 2012		March 31, 2012
(dollars in thousands)	Book	Estimated	Book	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets
Level 2 inputs:
Cash and cash equivalents	$7,297	$7,297	$10,735	$10,735
Certificates of deposit	496	496	738	738
Accrued interest receivable	413	413	428	428
Level 3 inputs:
Federal Home Loan Bank stock	228	228	235	235
Loans, net	83,063	83,192	84,986	85,079
Foreclosed real estate	57	57

Financial liabilities
Level 2 inputs:
Noninterest-bearing deposits	$5,925	$5,925	$6,583	$6,583
Interest-bearing deposits	133,597	134,878	133,599	134,886
Advances from borrowers for taxes and insurance	360	360	543	543

Note 9. Regulatory Capital Ratios for Madison Square Federal Savings Bank

As of September 30, 2012, the most recent date of filing of the Consolidated Reports of Condition and Income with the Office of the Comptroller of the Currency, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action as disclosed in the table below. Management knows of no events or conditions that would change this classification:

			Minimum		To Be Well
	Actual		Requirements		Capitalized
(dollars in thousands)	Amount	%	Amount	%	Amount	%

As of September 30, 2012:
Total risk-based capital (to risk-weighted assets)	$13,134	18.3%	$5,742	8.0%	$7,177	10.0%
Tier I capital (to risk-weighted assets)	12,281	17.1	N/A	N/A	4,306	6.0
Tier I capital (to adjusted total assets)	12,281	7.9	6,188	4.0	7,735	5.0

As of March 31, 2012:
Total risk-based capital (to risk-weighted assets)	$12,922	17.2%	$6,005	8.0%	$7,506	10.0%
Tier I capital (to risk-weighted assets)	12,085	16.1	N/A	N/A	4,503	6.0
Tier I capital (to adjusted total assets)	12,085	7.8	6,200	4.0	7,750	5.0

Note 10. Stock Option Plans

The Company’s shareholders approved the 2011 Equity Incentive Plan, which reserves 79,054 shares for grant to officers and directors of the Company in the form of stock options (60,811 shares) and restricted stock (18,243 shares).

During the year ended March 31, 2012, the Company granted stock options for 24,170 shares, with an exercise price of $8.00 per share. The options are exercisable up to 10 years from the grant date. The options vest over a two-year period with one third vesting immediately and one third of the options vesting on the first and second anniversary date. Option expense recognized during the six months ended September 30, 2012 was $7,130. There was no option expense during the six months ended September 30, 2011. At September 30, 2012, there was $20,202 of total unrecognized compensation expense related to non-vested stock options to be recognized through February 28, 2014. The weighted average grant date fair value of the options granted during the year ended March 31, 2012 was $1.77.

There were no stock options granted during the quarter ended September 30, 2012 or 2011.

A summary of information regarding stock options outstanding as of September 30, 2012, is as follows:

Weighted Average Exercise Price	Outstanding Shares	Average Remaining Life (Years)	Exercisable Shares

$8.00	24,170	9.42	8,057

Intrinsic value	$50,757		$16,920

There are 36,641 options available for future grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Safe Harbor Statement for Forward-Looking Statements

This report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, rather they are statements based on the Company’s current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as “expects”, “believes”, “anticipates”, “intends”, and similar expressions.

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

Comparison of Financial Condition at September 30, 2012 and March 31, 2012

Assets. Total assets decreased $297,000 from $155.2 million at March 31, 2012, to $154.9 million at September 30, 2012 due to a $3.4 million, or 32.0%, decrease in cash and cash equivalents and a $1.9 million, or 2.3%, decrease in net loans receivable, offset by a $5.7 million or 10.7% increase in investment securities available for sale.

Loans. Net loans receivable decreased by $1.9 million, or 2.3%, from $85.0 million at March 31, 2012 to $83.1 million at September 30, 2012, primarily as a result of the net effect of a $993,000 decrease in commercial loans, a $917,000 decrease in mortgages secured by land and a $336,000 decrease in 1-4 single family loans, partially offset by a $482,000 increase in residential construction loans, and a $187,000 increase in lines of credit. The decrease in mortgages secured by land was primarily the result of the payoff of a single loan and normal principal reductions. The decrease in residential mortgage loans was primarily a result of borrowers refinancing loans elsewhere and normal principal reductions.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $3.4 million, or 32.0%, from $10.7 million at March 31, 2012 to $7.3 million at September 30, 2012, due to the reinvestment of excess liquidity into investment securities.

Securities. Available-for-sale securities increased by $5.7 million, or 10.7%, from $53.4 million at March 31, 2012 to $59.1 million at September 30, 2012. The net increase in available-for-sale securities is the result of the purchase of $20.9 million of U.S. Government Agency bonds, mortgage backed securities, collateralized mortgage obligations, and $2.0 million of Brokered Investment CDs. These purchases were offset by the sale of mortgage backed securities with proceeds of $7.3 million with $160,000 in gains and no losses on the sale, and $10.1 million of securities being called, having matured, or repayments. At September 30, 2012, we also held a $228,000 investment in the common stock of the Federal Home Loan Bank of Atlanta.

Ground Rents. Our ground rent portfolio decreased by $290,000 to zero at September 30, 2012. The entire ground rent portfolio was sold as of May 1, 2012 at the value recorded at March 31, 2012.

Deposits. Total deposits decreased by $660,000, or 0.5%, to $139.5 million at September 30, 2012 from $140.2 million at March 31, 2012. Balances of noninterest-bearing deposits decreased by $658,000, or 10.0%, to $5.9 million, at September 30, 2012, from $6.6 million at March 31, 2012. NOW and money market deposit accounts increased by $177,000, or 2.2%, to $8.1 million at September 30, 2012 from $7.9 million at March 31, 2012. Savings deposits increased $1.5 million, or 6.4%, from $22.8 million at March 31, 2012, to $24.2 million at September 30, 2012, and certificates of deposits decreased by $1.6 million, or 1.6%, from $102.9 million at March 31, 2012, to $101.3 million at September 30, 2012.

Borrowings. We had no borrowings at September 30, 2012, or March 31, 2012.

Shareholders’ Equity. Shareholders’ equity increased by $354,000, or 2.5%, from $14.2 million at March 31, 2012 to $14.5 million at September 30, 2012 due to net income of $134,000 added to retained earnings and $213,000 added to accumulated other comprehensive income due to additional net unrealized gains on available-for-sale securities for the six month period ended September 30, 2012.

Results of Operations for the Three Months Ended September 30, 2012, and 2011

Overview. Net income was $64,000 for the three months ended September 30, 2012, compared to $43,000 for the three months ended September 30, 2011. The increase in net income for the current quarter was primarily the result of increases in noninterest revenue resulting from the gain on the sale of investment securities and a gain on the sale of a portion of real estate owned by the bank. These increases to income were partially offset by a decrease in net interest income.

Net Interest Income. Net interest income decreased by $72,000 to $882,000 for the three months ended September 30, 2012, as compared to $953,000 for the three months ended September 30, 2011, due to a decrease in the yield on earning assets, partially offset by an increase in the average balance of interest-earning assets and a decrease in the cost of funds for deposits. Our interest rate spread was 2.23% for the three months ended September 30, 2012, compared to 2.46% for the three months ended September 30, 2011, and our net interest margin decreased by 25 basis points to 2.34% for the three months ended September 30, 2012, from 2.59% for the three months ended September 30, 2011.

Interest on loans decreased by $88,000 for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The average balance of loans decreased by $662,000 to $82.6 million for the three months ended September 30, 2012, from $83.3 million for the three months ended September 30, 2011. The average yield on loans decreased from 5.66% for the three months ended September 30, 2011 to 5.28% for the three months ended September 30, 2012.

Interest on securities available-for-sale decreased by $70,000 for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, due to a 64 basis point decrease in the average yield. The decrease was partially offset by an increase in average balances of $4.8 million from the investment of excess liquidity.

Interest income on interest-bearing deposits was $5,000 for the three months ended September 30, 2012, as compared to $7,000 for the three months ended September 30, 2011, as a result of a $287,000 decrease in average balances and a ten basis point increase in the average yield.

Interest expense on total deposits decreased $95,000 for the three months ended September 30, 2012, from $511,000 for the three months ended September 30, 2011 to $415,000 for the three months ended September 30, 2012, due to a 30 basis point decrease in the average cost of interest-bearing deposits partially offset by a $2.0 million increase in the average balance of interest-bearing deposits. Interest on certificates of deposits decreased $90,000 to $401,000 for the three months ended September 30, 2012, as a result of the 35 basis point decrease in average cost of time deposits and a decrease in average balances of $164,000. Interest on savings deposits decreased by $2,000 to $9,000 for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, due to a decrease in the average cost of savings deposits of 5 basis points partially offset by an increase in average balances of $2.1 million. Interest on NOW and money market deposit accounts decreased by $3,000 for the three months ended September 30, 2012, due to a decrease in balances of $14,000 and a decrease in the cost of 14 basis points.

Average Balance and Yields. The following table for the three months ended September 30, 2012 and 2011 presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing the annualized income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Amortization of net deferred loan fees is included in interest income on loans and is insignificant. Nonaccruing loans have been included in the table as loans carrying a zero yield. No tax-equivalent adjustments were made.

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets:
Interest-bearing deposits	$8,368,595	$5,140	0.24%	$8,655,551	$7,486	0.34%
Investment securities available-for-sale	58,443,150	194,952	1.33	53,668,546	264,561	1.97
Loans receivable, net	82,597,644	1,096,271	5.28	83,259,993	1,183,828	5.66
Other interest-earning assets	229,085	847	1.47	682,407	8,368	4.88
Total interest-earning assets	149,638,474	1,297,210	3.45%	146,266,497	1,464,243	3.99%
Noninterest-earning assets	6,042,370			7,097,063
Total assets	$155,680,844			$153,363,560

Liabilities and Shareholders’ Equity:
Time deposits	$102,165,003	400,755	1.56%	$102,328,903	491,094	1.91%
Savings	24,437,787	9,215	0.15	22,290,619	11,210	0.20
NOW and money market accounts	8,099,275	5,453	0.27	8,113,701	8,446	0.41
Total interest-bearing deposits	134,702,065	415,423	1.23	132,733,223	510,750	1.53
Other interest-bearing liabilities	436,330	15	0.01	276,577	0	0.00
Total interest-bearing liabilities	135,138,395	415,438	1.22%	133,009,800	510,750	1.53%
Noninterest-bearing deposits	5,677,734			6,006,447
Other noninterest-bearing liabilities	509,714			383,519
Total liabilities	141,325,843			139,399,766
Total shareholders’ equity	14,355,001			13,963,794
Total liabilities and shareholders’ equity	$155,680,844			$153,363,560

Net interest income		$881,772			$953,493
Interest rate spread			2.23%			2.46%
Net interest margin			2.34%			2.59%

Average interest-earning assets to average interest-bearing liabilities			110.73%			109.97%

•	Average loan balances include nonaccrual loans.
•	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

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

Our provision for loan losses decreased $10,000 to $65,000 for the three months ended September 30, 2012 from $75,000 for the three months ended September 30, 2011. At September 30, 2012, the allowance for loan losses was $853,000, or 1.02% of total loans compared to $837,000 or 0.98% of total loans at March 31, 2012, and $760,000, or 0.91% of total loans at September 30, 2011. We had balances of $199,000 in 1-4 single family residential mortgage nonaccrual loans at September 30, 2012, compared to $288,000 of nonaccrual 1-4 single family residential mortgages at March 31, 2012, and $274,000 of 1-4 single family residential mortgage nonaccrual loans at September 30, 2011. One loan was transferred to foreclosed real estate in the three months ended September 30, 2012, in the amount of $57,000. During the three months ended September 30, 2011, one foreclosed real estate property, which had been previously written down by $174,000, was written down by an additional $10,000 and then sold at a loss of $10,000. Net proceeds from the foreclosed real estate sale were $414,000.

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

We had no recoveries and $48,000 in 1-4 single family mortgage and $89,500 in land loan charge-offs during the three months ended September 30, 2012, compared to no recoveries or charge-offs during the three months ended September 30, 2011.

Although management utilizes its best judgment in providing for losses, there can be no assurance that they will not have to increase the allowance for loan losses in subsequent periods. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or for the Three
	Months Ended September 30,
	2012	2011

Allowance for loan losses at beginning of period	$925,098	$684,901
Provision for loan losses	65,000	75,099
Recoveries:
Loans secured by mortgages:
1-4 single family residential	0	0
Land	0	0
Charge-offs:
Loans secured by mortgages:
1-4 single family residential	47,971	0
Land	89,500	0
Total charge-offs	137,471	0
Net charge-offs	137,471	0
Allowance for loan losses at end of period	$852,627	$760,000

Allowance for loan losses to non-performing loans	268.17%	277.11%
Allowance for loan losses to total loans outstanding at the end of the period	1.02%	0.91%
Net charge-offs to average loans outstanding during the period (not annualized)	0.16%	NM %

At September 30, 2012, Madison had one loan in the amount of $377,000 classified as a troubled debt restructuring “TDR”, which received a rate modification to current market rates. This loan is in accrual status and in compliance with its modified terms, and therefore, not included in the nonperforming ratio above. At September 30, 2011, this same loan was classified as a TDR in the amount of $385,000. For the period ended September 30, 2012, the specific reserve against this loan was $61,000 compared to $50,000 at September 30, 2011

Noninterest Revenue. Noninterest revenue increased by $94,000, or 114.10%, for the three months ended September 30, 2012, to $177,000 as compared to $83,000 for the three months ended September 30, 2011. The increase during the period was primarily due to increases of $71,000 in gains from the sale of real estate and $29,000 in gains on the sale of investment securities.

Noninterest Expenses. Noninterest expense increased by $12,000, or 1.24%, to $930,000 for the three months ended September 30, 2012 as compared to $918,000 for the three months ended September 30, 2011, primarily due to increases in other operating expenses and FDIC premiums and regulatory assessments partially offset by decreases in occupancy and equipment expense and salaries and employee benefits.

Income Tax Expense. For the three months ended September 30, 2012 and 2011, we incurred no income tax expense. At March 31, 2012, we had a net operating loss carry-forward totaling approximately $268,000, which expires in 2030 and 2031. We also had a capital loss carry-forward of $566,000, which expires in 2014. We have established a valuation allowance to reflect uncertainty as to our ability to realize our deferred tax asset. See Note 12 of the notes to the consolidated financial statements for March 31, 2012, filed in our Annual Report on Form 10-K for the year ended March 31, 2012.

Results of Operations for the Six Months Ended June 30, 2012, and 2011

Overview. Net income was $134,000 for the six months ended September 30, 2012, compared to $3,000 for the six months ended September 30, 2011. The increase in net income for the current period was primarily the result of increases in noninterest revenue resulting from the gain on the sale of investment securities, a gain on the sale of a portion of real estate owned by the Bank and decreases in noninterest expense. These increases to income were only partially offset by a decrease in net interest income, and an increase in the provision for loan losses.

Net Interest Income. Net interest income decreased by $93,000 to $1.8 million for the six months ended September 30, 2012, as compared to $1.9 million for the six months ended September 30, 2011, due to a decrease in the yield on earning assets, partially offset by a decrease in the cost of funds for deposits. Our interest rate spread was 2.30% for the six months ended September 30, 2012, compared to 2.47% for the six months ended September 30, 2011, and our net interest margin decreased by 18 basis points to 2.43% for the six months ended September 30, 2012, from 2.61% for the six months ended September 30, 2011.

Interest on loans decreased by $153,000 for the six months ended September 30, 2012, as compared to the six months ended September 30, 2011. The average balance of loans decreased by $676,000 to $83.7 million for the six months ended September 30, 2012, from $84.4 million for the six months ended September 30, 2011. The average yield on loans decreased from 5.67% for the six months ended September 30, 2011 to 5.35% for the six months ended September 30, 2012.

Interest on securities available-for-sale decreased by $105,000 for the six months ended September 30, 2012, as compared to the six months ended September 30, 2011, due to a 55 basis point decrease in the average yield. The decrease was partially offset by an increase in average balances of $5.2 million from the investment of excess liquidity.

Interest income on interest-bearing deposits was $12,000 for the six months ended September 30, 2012, as compared to $15,000 for the six months ended September 30, 2011, as a result of an $820,000 decrease in average balances and a three basis point decrease in the average yield.

Interest expense on total deposits decreased $179,000 for the six months ended September 30, 2012, from $1.0 million for the six months ended September 30, 2011 to $854,000 for the six months ended September 30, 2012, due to a 29 basis point decrease in the average cost of interest-bearing deposits partially offset by a $1.7 million increase in the average balance of interest-bearing deposits. Interest on certificates of deposits decreased $166,000 to $825,000 for the six months ended September 30, 2012, as a result of the 33 basis point decrease in average cost of time deposits partially offset by an increase in average balances of $233,000. Interest on savings deposits decreased by $7,000 to $18,000 for the six months ended September 30, 2012, as compared to the six months ended September 30, 2011, due to a decrease in the average cost of savings accounts of 8 basis points partially offset by an increase in average balances of $1.6 million. Interest on NOW and money market deposit accounts decreased by $6,000 for the six months ended September 30, 2012, due to a decrease in balances of $104,000 and a decrease in the cost of NOW and money market deposit accounts of 13 basis points.

Average Balance and Yields. The following table for the six months ended September 30, 2012 and 2011 presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing the annualized income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Amortization of net deferred loan fees is included in interest income on loans and is insignificant. Nonaccruing loans have been included in the table as loans carrying a zero yield. No tax-equivalent adjustments were made.

	Six Months Ended September 30,
	2012			2011
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets:
Interest-bearing deposits	$9,013,512	$12,113	0.27%	$9,833,094	$14,617	0.30%
Investment securities available-for-sale	57,367,679	424,697	1.48	52,159,750	529,805	2.03
Loans receivable, net	83,704,185	2,238,475	5.35	84,379,795	2,391,008	5.67
Other interest-earning assets	278,704	3,839	2.75	686,515	15,766	4.59
Total interest-earning assets	150,364,080	2,679,124	3.56%	147,059,154	2,951,196	4.01%
Noninterest-earning assets	5,991,125			6,950,487
Total assets	$156,355,205			$154,009,641

Liabilities and Shareholders’ Equity:
Time deposits	$102,973,184	824,738	1.60%	$102,740,146	990,955	1.93%
Savings	24,075,008	18,056	0.15	22,514,716	25,360	0.23
NOW and money market accounts	8,091,629	11,591	0.29	8,195,604	17,187	0.42
Total interest-bearing deposits	135,139,821	854,385	1.26	133,450,466	1,033,502	1.55
Other interest-bearing liabilities	585,137	15	0.01	507,765	0	0.00
Total interest-bearing liabilities	135,724,958	854,400	1.26%	133,958,231	1,033,502	1.54%
Noninterest-bearing deposits	5,894,374			5,791,048
Other noninterest-bearing liabilities	476,527			380,741
Total liabilities	142,095,859			140,130,020
Total shareholders’ equity	14,259,346			13,879,621
Total liabilities and shareholders’ equity	$156,355,205			$154,009,641

Net interest income		$1,824,724			$1,917,694
Interest rate spread			2.30%			2.47%
Net interest margin			2.43%			2.61%
Average interest-earning assets to average interest-bearing liabilities			110.79%			109.78%

•	Average loan balances include nonaccrual loans.
•	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

Provision and Allowance for Loan Losses. Our provision for loan losses increased $48,000 to $169,000 for the six months ended September 30, 2012 from $121,000 for the six months ended September 30, 2011. At September 30, 2012, the allowance for loan losses was $853,000, or 1.02% of total loans, compared to $837,063 or 0.98% of total loans at March 31, 2012, and $760,000, or 0.91% of total loans at September 30, 2011. We had balances of $199,000 in 1-4 single family residential mortgage nonaccrual loans at September 30, 2012, compared to $288,000 of nonaccrual 1-4 single family residential mortgages and an additional $607,000 1-4 single family residential mortgages which were 90 days delinquent and still accruing at March 31, 2012; and $274,000 in 1-4 single family residential mortgage nonaccrual loans at September 30, 2011. One loan was transferred to foreclosed real estate in the six months ended September 30, 2012, in the amount of $57,000. During the six months ended September 30, 2011, one foreclosed real estate property, which had been previously written down by $174,000, was written down by an additional $10,000 and then sold at a loss of $10,000. Net proceeds from the foreclosed real estate sale were $414,000.

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

We had $235 in commercial loan recoveries and charge-offs of $64,200 in 1-4 single family mortgage and $89,500 in mortgage land loans during the six months ended September 30, 2012, compared to $3,000 in recoveries and no charge-offs during the six months ended September 30, 2011.

Although management utilizes its best judgment in providing for losses, there can be no assurance that they will not have to increase the allowance for loan losses in subsequent periods. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or for the Six
	Months Ended September 30,
	2012	2011

Allowance for loan losses at beginning of period	$837,063	$635,535
Provision for loan losses	169,000	121,099
Recoveries:
Loans secured by mortgages:
1-4 single family residential	0	3,366
Land	0	0
Commercial	235	0
Charge-offs:
Loans secured by mortgages:
1-4 single family residential	64,171	0
Land	89,500	0
Commercial	0	0
Total charge-offs	153,671	0
Net charge-offs (recoveries)	153,436	(3,366)
Allowance for loan losses at end of period	$852,627	$760,000

Allowance for loan losses to non-performing loans	268.17%	277.11
Allowance for loan losses to total loans outstanding at the end of the period	1.02%	0.91%
Net charge-offs to average loans outstanding during the period (not annualized)	0.18%	NM %

At September 30, 2012, we had one loan in the amount of $377,000 classified as a TDR, which had also received a rate modification to current market rates. This loan is on accrual status and in compliance with its modified terms, and therefore, not included in the nonperforming ratio above. At September 30, 2011 this same loan was classified as a TDR in the amount of $385,000. For the period ended September 30, 2012, the specific reserve against this loan was $61,000 compared to $50,000 at September 30, 2011.

Noninterest Revenue. Noninterest revenue increased by $197,000, or 154.9%, for the six months ended September 30, 2012, to $324,000 as compared to $127,000 for the six months ended September 30, 2011. The increase during the period was primarily due to an increase of $121,000 in gains on the sale of investment securities and $71,000 in other noninterest revenue related to the sale of real estate.

Noninterest Expenses. Noninterest expense decreased by $74,000 or 3.9%, to $1.8 million for the six months ended September 30, 2012 as compared to noninterest expense of $1.9 million for the six months ended September 30, 2011, primarily due to decreases in occupancy and equipment expenses, salaries and employee benefits and FDIC and regulatory assessments. The decrease in salaries and employee benefits during the period was primarily due to the retirement of one director and reduction in staff of one part-time employee.

Income Tax Expense. For the six months ended September 30, 2012 and 2011, we incurred no income tax expense. At March 31, 2012, we had a net operating loss carry-forward totaling approximately $268,000, which expires in 2030 and 2031. We also had a capital loss carry-forward of approximately $566,000, which expires in 2014. We have established a valuation allowance to reflect uncertainty as to our ability to realize our deferred tax asset. See Note 12 of the notes to the consolidated financial statements for March 31, 2012, filed in our Annual Report on Form 10-K.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending, and investing activities during any given period. At September 30, 2012, cash and cash equivalents totaled $7.3 million. Securities classified as available-for-sale amounted to $59.1 million. Our liquidity has increased as customers have increased repayments of loans and as customers have continued to seek the safety of FDIC insured deposits. In addition, at September 30, 2012, the Bank had the ability to borrow a total of approximately $31 million from the Federal Home Loan Bank of Atlanta, and the Bank has lines of credit totaling $7.2 million with two large financial institutions. At September 30, 2012, we had no Federal Home Loan Bank advances outstanding or borrowings on the lines of credit.

At September 30, 2012, we had $4.7 million in commitments to extend credit outstanding. Certificates of deposit due within one year of September 30, 2012, totaled $52.7 million, or 52.0% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods due to the current low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2013. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable as the Company is a smaller reporting company.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation of Madison Bancorp, Inc. (1)
3.2	Bylaws of Madison Bancorp, Inc. (2)
4.0	Form of Common Stock Certificate of Madison Bancorp, Inc. (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.0	Section 1350 Certifications
101.0*	The following materials from the Company’s Quarterly Report on form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements

*Furnished, not filed.
(1)	Incorporated herein by reference to exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-167455), as amended, initially filed with the Securities and Exchange Commission on June 11, 2010.
(2)	Incorporated herein by reference to exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-167455), as amended, initially filed with the Securities and Exchange Commission on June 11, 2010.
(3)	Incorporated herein by reference to exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-167455), as amended, initially filed with the Securities and Exchange Commission on June 11, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MADISON BANCORP, INC.

Dated: November 9, 2012	By:	/s/ Michael P. Gavin
Michael P. Gavin
President, Chief Executive Officer and Chief Financial Officer
(duly authorized officer & principal financial officer)

