Form 10-Q
period 2012-12-31
Madison Bancorp Inc
filed 2013-02-12
CIK 1492324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Yes ☐ No ☒

As of February 8, 2013, there were 608,116 shares of the registrant’s common stock outstanding.

MADISON BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2012 and March 31, 2012

	December 31, 2012	March 31, 2012
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$6,369,611	$10,735,213
Certificates of deposit	497,847	737,975
Investment securities available-for-sale	57,417,586	53,389,337
Federal Home Loan Bank stock, at cost	228,400	234,500
Loans receivable, net	82,561,167	84,986,411
Premises and equipment, net	3,588,559	3,753,712
Ground rents, net	0	290,000
Foreclosed real estate	57,000	0
Accrued interest receivable	379,940	428,042
Prepaid expenses and other assets	599,990	689,937

Total Assets	$151,700,100	$155,245,127
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing	$5,728,897	$6,582,554
Interest bearing	130,874,014	133,598,673
Total Deposits	136,602,911	140,181,227
Advances from borrowers for taxes and insurance	322,335	542,598
Deferred income taxes	64,708	105,065
Other liabilities	369,325	261,519
Total Liabilities	137,359,279	141,090,409
Shareholders’ Equity
Common Stock, $.01 par value, 10,000,000 shares authorized. Issued: 608,116 shares at December 31, 2012 and March 31, 2012	6,081	6,081
Additional paid-in capital	5,358,840	5,345,251
Retained earnings	9,042,449	8,835,984
Unearned ESOP shares	(334,296)	(362,300)
Accumulated other comprehensive income	267,747	329,702
Total Shareholders’ Equity	14,340,821	14,154,718

Total Liabilities and Shareholders’ Equity	$151,700,100	$155,245,127

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Three and Nine Months Ended December 31, 2012 and 2011

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Interest Revenue
Loans, including fees	$1,071,782	$1,170,312	$3,310,257	$3,561,320
Investment securities available-for-sale	180,877	256,922	605,574	786,727
Interest-bearing deposits	5,261	5,144	17,374	19,760
Other	1,399	5,283	5,239	21,050
Total Interest Revenue	1,259,319	1,437,661	3,938,444	4,388,857
Interest Expense
Interest on deposits:
Time	370,692	476,468	1,195,430	1,467,424
Savings	9,243	11,167	27,299	36,526
NOW and Money Market	5,643	8,116	17,235	25,303
Borrowings	0	0	15	0
Total Interest Expense	385,578	495,751	1,239,979	1,529,253
Net Interest Income	873,741	941,910	2,698,465	2,859,604
Provision for Loan Losses	61,000	90,000	230,000	211,099
Net Interest Income after Provision for Loan Losses	812,741	851,910	2,468,465	2,648,505
Noninterest Revenue
Gain on sale of investment securities	126,269	53,990	286,115	92,465
Gain on sale of land	0	0	71,144	0
Other	48,038	44,042	141,468	132,847
Total Noninterest Revenue	174,307	98,032	498,727	225,312
Noninterest Expenses
Salaries and employee benefits	485,028	508,154	1,485,864	1,525,009
Occupancy and equipment expense	210,370	212,708	625,806	664,551
Advertising	3,447	2,413	7,102	9,328
Professional services	50,727	38,668	143,641	129,463
FDIC premiums and regulatory assessments	43,050	45,000	133,050	149,174
Data processing	50,751	51,888	156,772	158,024
Stationery and postage	15,865	16,408	50,125	59,093
Other operating expenses	55,569	56,683	158,367	157,671
Total Noninterest Expense	914,807	931,922	2,760,727	2,852,313
Income Before Income Taxes	72,241	18,020	206,465	21,504
Income Tax Expense	0	0	0	0
Net Income	$72,241	$18,020	$206,465	$21,504
Income per common share - basic	$0.13	$0.03	$0.36	$0.04
Income per common share - diluted	$0.13	$0.03	$0.36	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Nine Months Ended December 31, 2012 and 2011

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Net income	$72,241	$18,020	$206,465	$21,504
Other comprehensive income (loss):
Securities available-for-sale:
Net unrealized gain / (loss) during the period	(327,060)	(52,304)	183,803	873,739
Reclassification adjustment for (gains) / losses in net income	(126,269)	(53,990)	(286,115)	(92,465)
	(453,329)	(106,294)	(102,312)	781,274
Deferred tax expense (benefit):
Securities available-for-sale:
Net unrealized gain / (loss) during the period	(129,009)	(20,631)	72,501	344,647
Reclassification adjustment for (gains) / losses in net income	(49,807)	(21,297)	(112,858)	(36,473)
	(178,816)	(41,928)	(40,357)	308,174
Other comprehensive income (loss), net of tax	(274,513)	(64,366)	(61,955)	473,100
Comprehensive income (loss)	$(202,272)	$(46,346)	$144,510	$494,604

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Nine Months Ended December 31, 2012 and 2011

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-in	Retained	ESOP	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Shares	Income	Equity

Balance March 31, 2011	$6,081	$5,335,052	$8,846,531	$(397,300)	$(151,333)	$13,639,031
Comprehensive Income:
Net income			21,504			21,504
Net unrealized gain on available-for-sale securities, net of tax effect of $308,174					473,100	473,100
ESOP shares allocated for release		(5,250)		35,000		29,750

Balance December 31, 2011	$6,081	$5,329,802	$8,868,035	$(362,300)	$321,767	$14,163,385

Balance March 31, 2012	$6,081	$5,345,251	$8,835,984	$(362,300)	$329,702	$14,154,718
Comprehensive Income:
Net income			206,465			206,465
Net unrealized loss on available-for-sale securities, net of tax effect of $40,357					(61,955)	(61,955)
Stock-based compensation		10,751		(376)		10,375
ESOP shares allocated for release		2,838		28,380		31,218

Balance December 31, 2012	$6,081	$5,358,840	$9,042,449	$(334,296)	$267,747	$14,340,821

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended December 31, 2012 and 2011

	2012	2011
Cash flows from Operating Activities
Net income	$206,465	$21,504
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of investment securities	259,342	132,690
(Increase) decrease in net deferred loan costs	(43,368)	9,778
Provision for loan losses	230,000	211,099
Provision for ground rent losses	0	26,000
Gain on sale of investment securities	(286,115)	(92,465)
Gain on sale of land	(71,144)	0
Loss on sale and write-down of foreclosed real estate	0	19,948
Depreciation and amortization	156,812	170,134
ESOP expense	31,218	29,750
Stock based compensation	10,375	0
Changes in operating assets and liabilities:
Accrued interest receivable	48,102	(11,512)
Prepaid expenses and other assets	89,947	149,489
Other liabilities	107,806	13,243
Net cash provided by operating activities	739,440	679,658
Cash flows from Investing Activities
Decrease in loans receivable, net	2,181,612	1,609,244
Decrease (increase) in investment certificates of deposit, net	240,128	(253,297)
Activity in available-for-sale securities:
Sales	17,469,413	21,716,249
Maturities, repayments and calls	15,043,992	14,037,695
Purchases	(36,617,193)	(37,923,293)
Purchase of property and equipment	(20,367)	(106,161)
Proceeds from sale of property and equipment	99,852	448
Redemption of FHLB stock	6,100	8,000
Proceeds from sale of foreclosed real estate	0	414,052
Proceeds from sale of ground rents	290,000	7,900
Net cash (used in) provided by investing activities	(1,306,463)	(489,163)
Cash flow from Financing Activities
Decrease in deposits, net	(3,578,316)	(1,847,034)
Decrease in advances from borrowers, net	(220,263)	(307,507)
Net cash used by financing activities	(3,798,579)	(2,154,541)
Net Change in Cash and Cash Equivalents	(4,365,602)	(1,964,046)
Cash and Cash Equivalents, Beginning of Period	10,735,213	8,183,156
Cash and Cash Equivalents, End of Period	$6,369,611	$6,219,110

Supplemental disclosure:
Interest paid	$1,253,420	$1,528,901
Loans transferred to foreclosed real estate	57,000	0

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2012

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

Subsequent Events. We evaluated subsequent events after December 31, 2012 through February 8, 2013, the date this report was available to be issued. No significant subsequent events were identified which would affect the presentation of the financial statements.

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

ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity was eliminated. ASU 2011-05 became effective for the Bank on April 1, 2012; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below. In connection with the application of ASU 2011-05, our financial statements include separate statements of comprehensive income.

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

Note 2. Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Both the basic and diluted earnings per share for the three and nine months ended December 31, 2012 and 2011 are summarized below:

	Three Months Ended December 31		Nine Months Ended December 31
	2012	2011	2012	2011

Net income	$72,241	$18,020	$206,465	$21,504

Average common shares outstanding	571,917	568,424	571,896	568,399
Stock option adjustment	3,841	0	2,318	0
Average common shares outstanding - diluted	575,758	568,424	574,214	568,399

Earnings per common share - basic	$0.13	$0.03	0.36	0.04
Earnings per common share - diluted	$0.13	$0.03	0.36	0.04

Note 3. Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	December 31,	March 31,
	2012	2012

Cash and due from banks	$1,629,784	$2,178,530
Federal funds sold	173,450	173,185
FHLB overnight deposits	1,083,460	1,080,711
Federal Reserve Bank balances	3,482,917	7,302,787
Total	$6,369,611	$10,735,213

As of December 31, 2012, the Company had approximately $831,000 invested in a money market account at a brokerage that is not covered by deposit insurance.

Financial institutions are required to carry noninterest-bearing cash reserves at specific percentages of deposit balances. The Bank’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirement.

Note 4. Investment Securities

The amortized cost and estimated fair value of investment securities at December 31, 2012 and March 31, 2012, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2012
Investment securities available-for-sale:
U.S. government agencies	$14,012,899	$10,912	$16,607	$14,007,204
Brokered certificates of deposit	8,180,000	30,320	977	8,209,343
Mortgage-backed securities (Agency)	20,011,261	345,193	346	20,356,108
Collateralized mortgage obligations (Agency)	14,771,272	89,957	16,298	14,844,931
	$56,975,432	$476,382	$34,228	$57,417,586

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2012
Investment securities available-for-sale:
U.S. government agencies	$2,000,282	$6,888	$5,405	$2,001,765
Brokered certificates of deposit	6,886,898	6,883	13,752	6,880,029
Mortgage-backed securities (Agency)	31,800,333	530,374	10,230	32,320,477
Collateralized mortgage obligations (Agency)	12,157,358	41,346	11,638	12,187,066
	$52,844,871	$585,491	$41,025	$53,389,337

The Bank has arranged for two lines of credit with large financial institutions for liquidity to meet expected and unexpected cash needs. One line of credit is unsecured and the other is collateralized by brokered certificates of deposit if any advances are disbursed. As of December 31, 2012 and March 31, 2012, there were no borrowings or securities pledged under these lines of credit.

The following is a summary of contractual maturities of securities available-for-sale as of December 31, 2012:

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
Amounts maturing in:
One year or less	$3,709,000	$3,717,368
After one year through five years	8,069,529	8,094,310
After five years through ten years	9,416,219	9,407,901
After ten years	998,151	996,968
	22,192,899	22,216,547

Mortgage-backed securities (Agency)	20,011,261	20,356,108
Collateralized mortgage obligations (Agency)	14,771,272	14,844,931
	$56,975,432	$57,417,586

Proceeds from the sale of investment securities were $17.5 million and $21.7 million during the nine months ended December 31, 2012 and 2011, respectively, with gains of $303,000 and losses of $17,000 for the nine months ended December 31, 2012 and gains of $394,000 and losses of $302,000 for the nine months ended December 31, 2011.

The following table presents Madison’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at December 31, 2012.

	Less than 12 Months		12 Months or More		Total
December 31, 2012	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Investment securities available-for-sale:

U.S. Government agencies	$3,686,687	$16,607	$0	$0	$3,686,687	$16,607
Brokered certificates of deposit	1,686,023	977	0	0	1,686,023	977
Mortgage-backed securities (Agency)	246,773	346	0	0	246,773	346
Collateralized mortgage obligations (Agency)	3,057,575	13,035	883,281	3,263	3,940,856	16,298
	$8,677,058	$30,965	$883,281	$3,263	$9,560,339	$34,228

The gross unrealized losses are not considered by management to be other-than-temporary impairments. Management has the intent and ability to hold these securities until maturity. In most cases, temporary impairment is caused by market interest rate fluctuations.

Note 5. Loans Receivable and Allowance for Loan Losses

Loans receivable consist of the following at December 31, 2012 and March 31, 2012:

	December 31, 2012	March 31, 2012
Loans secured by mortgages:
Residential:
1-4 Single family	$54,361,448	$53,002,752
Multifamily	1,534,702	1,593,173
Lines of credit	2,593,189	2,247,787
Commercial	14,458,926	14,885,346
Land	4,503,413	6,568,154
Residential Construction	1,374,796	1,203,508
	78,826,474	79,500,720
Consumer	525,217	612,326
Commercial	3,982,240	5,624,473
Total loans receivable	83,333,931	85,737,519
Net deferred costs	129,323	85,955
Allowance for loan losses	(902,087)	(837,063)
Loans receivable, net	$82,561,167	$84,986,411

Credit Quality Indicators

Management considers all aspects of the loan: among other things, the overall risk involved; the nature of the collateral; the character, capacity, financial responsibility and record of the borrower; and the probability of repayment or orderly liquidation in accordance with the loan terms.

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

Construction loans, land acquisition and development, commercial real estate and 5 or more dwelling units that are deemed impaired will require calculations to determine the fair value on the particular asset when the loan is classified as substandard. If the calculation yields a value below the recorded investment of the asset and the loan is determined to have collectability issues that result in a deficiency, the deficiency amount will be charged off.

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

The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans as of December 31, 2012 and March 31, 2012.

Commercial Credit Exposure	Commercial, Not Real Estate Secured		Commercial Real Estate
	December 31, 2012	March 31, 2012	December 31, 2012	March 31, 2012
Grade:
Pass	$3,584,272	$4,925,036	$10,617,165	$13,298,287
Special Mention	397,968	699,437	3,461,718	1,587,059
Substandard	0	0	380,043	0
Doubtful	0	0	0	0
Loss	0	0	0	0
	$3,982,240	$5,624,473	$14,458,926	$14,885,346

Other Credit Exposure	Residential Real Estate Construction and Land		Residential Real Estate Other (1)		Consumer
	December 31, 2012	March 31, 2012	December 31, 2012	March 31, 2012	December 31, 2012	March 31, 2012
Grade:
Pass	$3,021,670	$5,592,390	$57,386,805	$54,941,070	$525,217	$612,326
Special Mention	2,715,337	1,946,770	762,649	736,182	0	0
Substandard	141,202	232,502	339,885	1,166,460	0	0
Doubtful	0	0	0	0	0	0
Loss	0	0	0	0	0	0
	$5,878,209	$7,771,662	$58,489,339	$56,843,712	$525,217	$612,326

(1) Residential real estate other includes 1-4 family residential, multifamily residential and home equity lines of credit.

Age Analysis of Past Due Loans as of December 31, 2012 and March 31, 2012

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Loans secured by mortgages:
Residential:
1-4 Single family	$1,147,896	$1,279,060	$425,617	$2,852,573	$51,508,875	$54,361,448
Multifamily	0	0	0	0	1,534,702	1,534,702
Lines of credit	28,428	0	0	28,428	2,564,761	2,593,189
Commercial	0	380,043	0	380,043	14,078,883	14,458,926
Land	0	0	0	0	4,503,413	4,503,413
Residential Construction	0	0	0	0	1,374,796	1,374,796
	1,176,324	1,659,103	425,617	3,261,044	75,565,430	78,826,474
Consumer	11,896	4,382	0	16,278	508,939	525,217
Commercial	0	218,955	0	218,955	3,763,285	3,982,240
	$1,188,220	$1,882,440	$425,617	$3,496,277	$79,837,654	$83,333,931

March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Loans secured by mortgages:
Residential:
1-4 Single family	$1,403,581	$0	$816,600	$2,220,181	$50,782,571	$53,002,752
Multifamily	0	0	0	0	1,593,173	1,593,173
Lines of credit	0	0	0	0	2,247,787	2,247,787
Commercial	384,887	0	0	384,887	14,500,459	14,885,346
Land	0	0	0	0	6,568,154	6,568,154
Residential Construction	0	0	0	0	1,203,508	1,203,508
	1,788,468	0	816,600	2,605,068	76,895,652	79,500,720
Consumer	0	50	0	50	612,276	612,326
Commercial	31,194	0	0	31,194	5,593,279	5,624,473
	$1,819,662	$50	$816,600	$2,636,312	$83,101,207	$85,737,519

As of December 31, 2012, there were 15 nonaccrual 1-4 single family loans totaling $425,617 with forgone interest of $23,534.

As of March 31, 2012, there were nine nonaccrual 1-4 single family loans totaling $287,603, with forgone interest of $12,701. As of March 31, 2012, 1-4 single family loans totaling $606,624 were 90 days or more past due and accruing interest.

Impaired Loans as of and for the Nine Months Ended December 31, 2012

	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized	Nonaccrual Interest Not Accrued
Loans secured by mortgages:
Residential:
1-4 Single family	$861,538	$332,508	$382,216	$714,724	$61,000	$544,975	$4,579	$23,534
Multifamily	0	0	0	0	0	0	0	0
Lines of credit	0	0	0	0	0	0	0	0
Commercial	380,043	380,043	0	380,043	0	382,127	28,247	0
Land	230,702	141,202	0	141,202	0	221,583	7,495	0
Residential construction	0	0	0	0	0	0	0	0
	1,472,283	853,753	382,216	1,235,969	61,000	1,148,686	40,321	23,534
Consumer	0	0	0	0	0	0	0	0
Commercial	0	0	0	0	0	0	0	0
Total impaired loans	$1,472,283	$853,753	$382,216	$1,235,969	$61,000	$1,148,686	$40,321	$23,534

Impaired Loans as of and for the Year Ended March 31, 2012

	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized	Nonaccrual Interest Not Accrued
Loans secured by mortgages:
Residential:
1-4 Single family	$1,252,549	$778,480	$387,980	$1,166,460	$53,000	$1,228,377	$58,003	$12,701
Multifamily	0	0	0	0	0	0	0	0
Lines of credit	0	0	0	0	0	0	0	0
Commercial	0	0	0	0	0	0	0	0
Land	232,502	0	232,502	232,502	69,500	233,502	10,687	0
Residential construction	0	0	0	0	0	0	0	0
	1,485,051	778,480	620,482	1,398,962	122,500	1,461,879	68,690	12,701
Consumer	0	0	0	0	0	0	0	0
Commercial	0	0	0	0	0	0	0	0
Total impaired loans	$1,485,051	$778,480	$620,482	$1,398,962	$122,500	$1,461,879	$68,690	$12,701

We occasionally modify loans to extend the term to help borrowers stay current on their loan and to avoid foreclosure. At December 31, 2012, we had seven 1-4 single family mortgage loans totaling approximately $1.0 million that we had modified the terms either by extending the term or increasing the payments to allow the customer to become current. We did not forgive any principal or interest, or modify the interest rates on the loans. Four of these seven modified loans with balances totaling $407,000 were current and three of these seven with balances totaling $633,000 were 60-89 days delinquent at December 31, 2012. We also had two 1-4 single family mortgage loans totaling approximately $382,000 at December 31, 2012 which had received rate modifications to current market rates. One of these two loans in the amount of $7,000 is current at December 31, 2012 and is classified as substandard. The other loan of $375,000 has remained current through the nine months ended December 31, 2012 and is not adversely classified.

The following tables set forth for the nine months ended December 31, 2012 and 2011 and for the year ended March 31, 2012, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

For the Nine months ended December 31, 2012:

	Allowance 3/31/2012	Charge- offs	Recoveries	Provision	Allowance 12/31/2012
Loans secured by mortgages:
Residential:
1-4 Single family	$372,404	$75,712	$0	$47,580	$344,272
Multifamily	18,705	0	0	(596)	18,109
Lines of credit	13,817	0	0	446	14,263
Commercial	188,199	0	0	47,968	236,167
Land	152,621	89,500	0	23,632	86,753
Residential construction	16,417	0	0	6,126	22,543
	762,163	165,212	0	125,156	722,107
Consumer	3,103	0	0	390	3,493
Commercial	71,149	0	236	(13,605)	57,780
Unallocated	648	0	0	118,059	118,707
Total	$837,063	$165,212	$236	$230,000	$902,087

	Allowance		Loan Balance
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Loan Balance
Loans secured by mortgages:
Residential:
1-4 Single family	$61,000	$283,272	$714,724	$53,646,724	$54,361,448
Multifamily	0	18,109	0	1,534,702	1,534,702
Lines of credit	0	14,263	0	2,593,189	2,593,189
Commercial	0	236,167	380,043	14,078,883	14,458,926
Land	0	86,753	141,202	4,362,211	4,503,413
Residential construction	0	22,543	0	1,374,796	1,374,796
	61,000	661,107	1,235,969	77,590,505	78,826,474
Consumer	0	3,493	0	525,217	525,217
Commercial	0	57,780	0	3,982,240	3,982,240
Unallocated	0	118,707	0	0	0
Total	$61,000	$841,087	$1,235,969	$82,097,962	$83,333,931

For the Nine months ended December 31, 2011:

	Allowance 3/31/2011	Charge- offs	Recoveries	Provision	Allowance 12/31/2011
Loans secured by mortgages:
Residential:
1-4 Single family	$185,114	$60,500	$3,366	$114,526	$242,506
Multifamily	17,417	0	0	2,166	19,583
Lines of credit	8,441	0	0	3,505	11,946
Commercial	141,331	0	0	89,388	230,719
Land	73,355	0	0	99,174	172,529
Residential construction	95,779	0	0	(71,424)	24,355
	521,437	60,500	3,366	237,335	701,638
Consumer	5,848	0	0	(1,668)	4,180
Commercial	63,745	13,202	0	6,242	56,785
Unallocated	44,505	0	0	(30,810)	13,695
Total	$635,535	$73,702	$3,366	$211,099	$776,298

	Allowance		Loan Balance
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Loan Balance
Loans secured by mortgages:
Residential:
1-4 Single family	$55,352	$187,154	$599,265	$51,927,693	$52,526,958
Multifamily	0	19,583	0	1,612,603	1,612,603
Lines of credit	0	11,946	0	2,049,572	2,049,572
Commercial	0	230,719	0	15,848,117	15,848,117
Land	71,833	100,696	233,102	6,453,877	6,686,979
Residential construction	0	24,355	0	1,567,758	1,567,758
	127,185	574,453	832,367	79,459,620	80,291,987
Consumer	0	4,180	8,101	603,874	611,975
Commercial	0	56,785	0	4,136,809	4,136,809
Unallocated	0	13,695	0	0	0
Total	$127,185	$649,113	$840,468	$84,200,303	$85,040,771

For the year ended March 31, 2012:

	Allowance 3/31/2011	Charge- offs	Recoveries	Provision	Allowance 3/31/2012
Loans secured by mortgages:
Residential:
1-4 Single family	$185,114	$80,800	$3,366	$264,724	$372,404
Multifamily	17,417	0	0	1,288	18,705
Lines of credit	8,441	0	0	5,376	13,817
Commercial	141,331	0	0	46,868	188,199
Land	73,355	0	0	79,266	152,621
Residential construction	95,779	0	0	(79,362)	16,417
	521,437	80,800	3,366	318,160	762,163
Consumer	5,848	0	0	(2,745)	3,103
Commercial	63,745	13,202	65	20,541	71,149
Unallocated	44,505	0	0	(43,857)	648
Total	$635,535	$94,002	$3,431	$292,099	$837,063

	Allowance		Loan Balance
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Loan Balance
Loans secured by mortgages:
Residential:
1-4 Single family	$53,000	$319,404	$1,166,460	$51,836,292	$53,002,752
Multifamily	0	18,705	0	1,593,173	1,593,173
Lines of credit	0	13,817	0	2,247,787	2,247,787
Commercial	0	188,199	0	14,885,346	14,885,346
Land	69,500	83,121	232,502	6,335,652	6,568,154
Residential construction	0	16,417	0	1,203,508	1,203,508
	122,500	639,663	1,398,962	78,101,758	79,500,720
Consumer	0	3,103	0	612,326	612,326
Commercial	0	71,149	0	5,624,473	5,624,473
Unallocated	0	648	0	0	0
Total	$122,500	$714,563	$1,398,962	$84,338,557	$85,737,519

Madison recorded a partial charge-off on twelve residential 1-4 single family mortgage loans and one residential mortgage land loan, writing them down to their net realizable value for the nine months ended December 31, 2012.

Note 6. Borrowings

At December 31, 2012, the Bank had the ability to borrow a total of approximately $30.9 million from the Federal Home Loan Bank of Atlanta, and the Bank has lines of credit totaling $7.4 million with two large financial institutions. The FHLB borrowing requires us to pledge mortgage loans as collateral, and the lines of credit require us to pledge brokered CDs or US Government Agency securities. At December 31, 2012, we had no Federal Home Loan Bank advances outstanding or borrowings on the lines of credit. The rates on the borrowing lines will be determined at the time of an advance.

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

The Bank had outstanding firm commitments to originate, fund, or purchase loans as follows:

	December 31, 2012	March 31, 2012

Mortgage loan commitments – fixed rate	$883,000	$1,077,534
Mortgage loan commitments – variable rate	7,355	3,546
Unused equity lines of credit (variable rate)	2,539,028	2,331,748
Commercial and consumer lines of credit	315,624	456,995
Standby letters of credit	555,455	675,023
Total	$4,300,462	$4,544,846

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

Investment securities available-for-sale are the only financial assets measured at fair value on a recurring basis. As of December 31, 2012 and March 31, 2012, the fair values were measured using the following methodologies:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Government agencies	$2,804,443	$11,202,761	$0	$14,007,204
Brokered certificates of deposit	8,209,343	0	0	8,209,343
Mortgage-backed securities (Agency)	505,066	19,851,042	0	20,356,108
Collateralized mortgage obligations (Agency)	736,746	13,522,757	585,428	14,844,931
	$12,255,598	$44,576,560	$585,428	$57,417,586

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Government agencies	$0	$2,001,765	$0	$2,001,765
Brokered certificates of deposit	6,880,029	0	0	6,880,029
Mortgage-backed securities (Agency)	2,606,719	29,713,758	0	32,320,477
Collateralized mortgage obligations (Agency)	1,258,351	9,939,807	988,908	12,187,066
	$10,745,099	$41,655,330	$988,908	$53,389,337

The following table summarizes activity in securities valued using Level 3 inputs during the nine months ended December 31, 2012:

December 31, 2012

Balance at beginning of the period	$988,908
Purchases	585,428
Sales	0
Paydowns	0
Transfers in and/or out of Level 3	(988,908)
Balance at the end of the period	$585,428

The two securities included in the table above as transferred out of Level 3 were newly issued for the quarter ended March 31, 2012, and were therefore not yet valued by the third party valuation service. The securities were seasoned enough for the third party valuation service to provide fair values for the quarter ended June 30, 2012, and were transferred out of Level 3 at that time.

The Bank measures its foreclosed real estate on a nonrecurring basis at fair value less estimated cost to sell. Cost to sell the real estate is based on standard market factors. The Bank has categorized its foreclosed real estate as Level 3. During the nine months ended December 31, 2012, the bank had one 1-4 single family mortgage loan which was reclassified as foreclosed real estate in the amount of $57,000.

The Bank does not measure the fair value of its other financial assets or liabilities on a recurring basis. The estimated fair values of these financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	December 31, 2012		March 31, 2012
(dollars in thousands)	Book	Estimated	Book	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets

Level 1 inputs:
Cash and cash equivalents	$6,370	$6,370	$10,735	$10,735
Certificates of deposit	498	498	738	738
Level 2 inputs:
Accrued interest receivable	380	380	428	428
Level 3 inputs:
Federal Home Loan Bank stock	228	228	235	235
Loans, net	82,561	82,678	84,986	85,079
Foreclosed real estate	57	57	0	0

Financial liabilities
Level 2 inputs:
Noninterest-bearing deposits	$5,729	$5,729	$6,583	$6,583
Interest-bearing deposits	130,874	131,970	133,599	134,886
Advances from borrowers for taxes and insurance	322	322	543	543

Note 9. Regulatory Capital Ratios for Madison Square Federal Savings Bank

As of December 31, 2012, the most recent date of filing of the Consolidated Reports of Condition and Income with the Office of the Comptroller of the Currency, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action as disclosed in the table below. Management knows of no events or conditions that would change this classification:

			Minimum		To Be Well
	Actual		Requirements		Capitalized
(dollars in thousands)	Amount	%	Amount	%	Amount	%

As of December 31, 2012:
Total risk-based capital (to risk-weighted assets)	$13,285	19.0%	$5,600	8.0%	$7,000	10.0%
Tier I capital (to risk-weighted assets)	12,410	17.7	N/A	N/A	4,200	6.0
Tier I capital (to adjusted total assets)	12,410	8.2	6,059	4.0	7,574	5.0

As of March 31, 2012:
Total risk-based capital (to risk-weighted assets)	$12,922	17.2%	$6,005	8.0%	$7,506	10.0%
Tier I capital (to risk-weighted assets)	12,085	16.1	N/A	N/A	4,503	6.0
Tier I capital (to adjusted total assets)	12,085	7.8	6,200	4.0	7,750	5.0

Note 10. Stock Option Plans

The Company’s shareholders approved the 2011 Equity Incentive Plan, which reserves 79,054 shares for grant to officers and directors of the Company in the form of stock options (60,811 shares) and restricted stock (18,243 shares).

During the year ended March 31, 2012, the Company granted stock options for 24,170 shares, with an exercise price of $8.00 per share. The options are exercisable up to 10 years from the grant date. The options vest over a two-year period with one third vesting immediately and one third of the options vesting on the first and second anniversary date. Option expense recognized during the nine months ended December 31, 2012 was $10,695. There was no option expense during the nine months ended December 31, 2011. At December 31, 2012, there was $16,637 of total unrecognized compensation expense related to non-vested stock options to be recognized through February 28, 2014. The weighted average grant date fair value of the options granted during the year ended March 31, 2012 was $1.77.

There were no stock options granted during the quarters ended December 31, 2012 or 2011.

A summary of information regarding stock options outstanding as of December 31, 2012, is as follows:

Weighted Average Exercise Price	Outstanding Shares	Average Remaining Life (Years)	Exercisable Shares

$8.00	24,170	9.17	8,057

Intrinsic value	$72,510		$24,171

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance, and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government, legislative and regulatory changes, the quality and composition of the loan and investment securities portfolio, loan demand, deposit flows, competition, and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in item 1A. Risk Factors of the Company’s Annual Report on Form 10-K filed on June 27, 2012. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

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

Comparison of Financial Condition at December 31, 2012 and March 31, 2012

Assets. Total assets decreased $3.5 million, or 2.3%, from $155.2 million at March 31, 2012, to $151.7 million at December 31, 2012 due to a $4.4 million, or 40.7%, decrease in cash and cash equivalents and a $2.4 million, or 2.9%, decrease in net loans receivable, partially offset by a $4.0 million, or 7.6%, increase in investment securities available for sale.

Loans. Net loans receivable decreased by $2.4 million, or 2.9%, from $85.0 million at March 31, 2012 to $82.6 million at December 31, 2012, primarily as a result of the net effect of a $2.1 million decrease in mortgages secured by land, $1.6 million decrease in commercial loans, a $426,000 decrease in commercial mortgages, partially offset by a $1.4 million increase in 1-4 single family loans, a $345,000 increase in residential lines of credit and a $171,000 increase in residential construction loans. The decrease in mortgages secured by land was primarily the result of the payoffs of two loans and normal principal reductions. The increase in residential mortgage loans was primarily the result of our increased emphasis on residential mortgage lending.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $4.4 million, or 40.7%, from $10.7 million at March 31, 2012 to $6.4 million at December 31, 2012, due to the reinvestment of excess liquidity into investment securities.

Securities. Available-for-sale securities increased by $4.0 million, or 7.6%, from $53.4 million at March 31, 2012 to $57.4 million at December 31, 2012. The net increase in available-for-sale securities is the result of the purchase of $33.0 million of U.S. Government Agency bonds, mortgage backed securities, collateralized mortgage obligations, and $3.6 million of Brokered Investment CDs. These purchases were offset by the sale of mortgage backed securities, collateralized mortgage obligations and agency securities with proceeds of $17.5 million with $303,000 in gains $17,000 in losses on the sale, and $15.0 million of securities being called, having matured, or repayments. At December 31, 2012, we also held a $228,000 investment in the common stock of the Federal Home Loan Bank of Atlanta.

Ground Rents. Our ground rent portfolio decreased by $290,000 to zero at December 31, 2012. The entire ground rent portfolio was sold as of May 1, 2012 at the value recorded at March 31, 2012.

Deposits. Total deposits decreased by $3.6 million, or 2.6%, to $136.6 million at December 31, 2012 from $140.2 million at March 31, 2012. Balances of noninterest-bearing deposits decreased by $854,000, or 13.0%, to $5.7 million at December 31, 2012, from $6.6 million at March 31, 2012. NOW and money market deposit accounts increased by $642,000, or 8.1%, to $8.5 million at December 31, 2012 from $7.9 million at March 31, 2012. Savings deposits increased $1.6 million, or 6.9%, from $22.8 million at March 31, 2012, to $24.3 million at December 31, 2012, and certificates of deposits decreased by $4.9 million, or 4.8%, from $102.9 million at March 31, 2012, to $98.0 million at December 31, 2012.

Borrowings. We had no borrowings at December 31, 2012, or March 31, 2012.

Shareholders’ Equity. Shareholders’ equity increased by $186,000, or 1.3%, from $14.2 million at March 31, 2012 to $14.3 million at December 31, 2012 due to net income of $206,000 added to retained earnings, partially offset by a decrease of $62,000 in accumulated other comprehensive income due to a reduction in net unrealized gains on available-for-sale securities for the nine month period ended December 31, 2012.

Results of Operations for the Three Months Ended December 31, 2012, and 2011

Overview. Net income was $72,000 for the three months ended December 31, 2012, compared to $18,000 for the three months ended December 31, 2011. The increase in net income for the current quarter was primarily the result of an increase in noninterest revenue resulting from the gain on the sale of investment securities and reductions to noninterest expense. These increases to income were partially offset by a decrease in net interest income.

Net Interest Income. Net interest income decreased by $68,000 to $874,000 for the three months ended December 31, 2012, as compared to $942,000 for the three months ended December 31, 2011, due to a decrease in the yield on earning assets, partially offset by an increase in the average balance of interest-earning assets and a decrease in the cost of funds for deposits. Our interest rate spread was 2.23% for the three months ended December 31, 2012, compared to 2.40% for the three months ended December 31, 2011, and our net interest margin decreased by 19 basis points to 2.35% for the three months ended December 31, 2012, from 2.54% for the three months ended December 31, 2011.

Interest on loans decreased by $99,000 for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011. The average balance of loans decreased by $216,000 to $83.1 million for the three months ended December 31, 2012, from $83.4 million for the three months ended December 31, 2011. The average yield on loans decreased from 5.57% for the three months ended December 31, 2011 to 5.13% for the three months ended December 31, 2012.

Interest on securities available-for-sale decreased by $76,000 for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, due to a 60 basis point decrease in the average yield. The decrease was partially offset by an increase in average balances of $1.9 million from the investment of excess liquidity.

Interest income on interest-bearing deposits was unchanged at $5,000 for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, as a result of a $324,000 decrease in average balances offset by a two basis point increase in the average yield.

Interest expense on total deposits decreased $110,000 for the three months ended December 31, 2012, from $496,000 for the three months ended December 31, 2011 to $386,000 for the three months ended December 31, 2012, due to a 33 basis point decrease in the average cost of interest-bearing deposits partially offset by a $484,000 increase in the average balance of interest-bearing deposits. Interest on certificates of deposits decreased $106,000 to $371,000 for the three months ended December 31, 2012, as a result of the 38 basis point decrease in average cost of time deposits and a decrease in average balances of $2.3 million. Interest on savings deposits decreased by $2,000 to $9,000 for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, due to a decrease in the average cost of savings deposits of 5 basis points partially offset by an increase in average balances of $2.3 million. Interest on NOW and money market deposit accounts decreased by $2,000 for the three months ended December 31, 2012, due to a decrease of 14 basis points in the average cost of NOW and money market deposit accounts partially offset by an increase in average balances of $498,000.

Average Balances, Interest and Yields. The following table for the three months ended December 31, 2012 and 2011 presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing the annualized income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Amortization of net deferred loan fees is included in interest income on loans and is insignificant. Non-accruing loans have been included in the table as loans carrying a zero yield. No tax-equivalent adjustments were made.

	Three Months Ended December 31,
	2012			2011
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets:
Interest-bearing deposits	$7,590,767	$5,261	0.28%	$7,914,997	$5,144	0.26%
Investment securities available-for-sale	56,801,370	180,877	1.27	54,907,125	256,922	1.87
Loans receivable, net	83,147,417	1,071,782	5.13	83,363,910	1,170,312	5.57
Other interest-earning assets	228,400	1,399	2.44	666,388	5,283	3.15
Total interest-earning assets	147,767,954	1,259,319	3.39%	146,852,420	1,437,661	3.89%
Noninterest-earning assets	6,114,787			6,282,204
Total assets	$153,882,741			$153,134,624

Liabilities and Shareholders’ Equity:
Time deposits	$99,401,277	370,692	1.48%	$101,718,157	476,468	1.86%
Savings	24,511,546	9,243	0.15	22,208,454	11,167	0.20
NOW and money market accounts	8,347,510	5,643	0.27	7,849,993	8,116	0.41
Total interest-bearing deposits	132,260,333	385,578	1.16	131,776,604	495,751	1.49
Other interest-bearing liabilities	455,719	0	0.00	421,293	0	0.00
Total interest-bearing liabilities	132,716,052	385,578	1.16%	132,197,897	495,751	1.49%
Noninterest-bearing deposits	5,941,622			6,271,782
Other noninterest-bearing liabilities	667,938			478,143
Total liabilities	139,325,612			138,947,822
Total shareholders’ equity	14,557,129			14,186,802
Total liabilities and shareholders’ equity	$153,882,741			$153,134,624

Net interest income		873,741			$941,910
Interest rate spread			2.23%			2.40%
Net interest margin			2.35%			2.54%
Average interest-earning assets to average interest-bearing liabilities			111.34%			111.09%

•	Average loan balances include nonaccrual loans.
•	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

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

Our provision for loan losses decreased $29,000 to $61,000 for the three months ended December 31, 2012 from $90,000 for the three months ended December 31, 2011. At December 31, 2012, the allowance for loan losses was $902,000, or 1.08% of total loans compared to $837,000 or 0.98% of total loans at March 31, 2012, and $776,000, or 0.91% of total loans at December 31, 2011. We had balances of $426,000 in 1-4 single family residential mortgage nonaccrual loans at December 31, 2012, compared to $288,000 of nonaccrual 1-4 single family loans at March 31, 2012, and $216,000 of 1-4 single family loans and $8,000 of consumer nonaccrual loans at December 31, 2011.

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

We had no recoveries and $12,000 in 1-4 single family mortgage charge-offs during the three months ended December 31, 2012, compared to no loan recoveries and $74,000 loan charge-offs during the three months ended December 31, 2011.

Although management utilizes its best judgment in providing for losses, there can be no assurance that they will not have to increase the allowance for loan losses in subsequent periods. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or for the Three
	Months Ended December 31,
	2012	2011

Allowance for loan losses at beginning of period	$852,627	$760,000
Provision for loan losses	61,000	90,000
Recoveries:
Loans secured by mortgages:
1-4 single family residential	0	0
Land	0	0
Charge-offs:
Loans secured by mortgages:
1-4 single family residential	(11,540)	(60,500)
Commercial	0	(13,202)
Total charge-offs	(11,540)	(73,702)
Net charge-offs	(11,540)	(73,702)
Allowance for loan losses at end of period	$902,087	$776,298

Allowance for loan losses to nonaccrual loans	211.95%	346.96%
Allowance for loan losses to total loans outstanding at the end of the period	1.08%	0.91%
Net charge-offs to average loans outstanding during the period (not annualized)	0.01%	0.09%

At December 31, 2012, Madison had two 1-4 single family loans totaling $382,000 classified as troubled debt restructurings “TDRs”, which received rate modifications to current market rates. These loans are in accrual status and in compliance with their modified terms, and therefore, not included in the nonperforming ratio above. At December 31, 2011, one of these loans was classified as a TDR in the amount of $384,000. For the period ended December 31, 2012, the individual impairment recorded against this loan was $60,000 compared to $50,000 at December 31, 2011.

Noninterest Revenue. Noninterest revenue increased by $76,000, or 77.81%, for the three months ended December 31, 2012, to $174,000 as compared to $98,000 for the three months ended December 31, 2011. The increase during the period was primarily due to increases of $72,000 in gains on the sale of investment securities.

Noninterest Expenses. Noninterest expense decreased by $17,000, or 1.84%, to $915,000 for the three months ended December 31, 2012 as compared to $932,000 for the three months ended December 31, 2011, primarily due to decreases in salaries and employee benefits partially offset by increases in professional services.

Income Tax Expense. For the three months ended December 31, 2012 and 2011, we incurred no income tax expense. At March 31, 2012, we had a net operating loss carry-forward totaling approximately $268,000, which expires in 2030 and 2031. We also had a capital loss carry-forward of $566,000, which expires in 2014. We have established a valuation allowance to reflect uncertainty as to our ability to realize our deferred tax asset. See Note 12 of the notes to the consolidated financial statements for March 31, 2012, filed in our Annual Report on Form 10-K for the year ended March 31, 2012.

Results of Operations for the Nine Months Ended December 31, 2012, and 2011

Overview. Net income was $206,000 for the nine months ended December 31, 2012, compared to $22,000 for the nine months ended December 31, 2011. The increase in net income for the current period was primarily the result of increases in noninterest revenue resulting from the gain on the sale of investment securities and a gain on the sale of a portion of real estate owned by the Bank, and a decrease in noninterest expense. These increases to income were only partially offset by a decrease in net interest income, and an increase in the provision for loan losses.

Net Interest Income. Net interest income decreased by $161,000 to $2.7 million for the nine months ended December 31, 2012, as compared to $2.9 million for the nine months ended December 31, 2011, due to decreases in the yield and in the average balance of interest-earning assets, partially offset by decreases in the cost of funds and in the average balance of interest-bearing deposits. Our interest rate spread was 2.33% for the nine months ended December 31, 2012, compared to 2.45% for the nine months ended December 31, 2011, and our net interest margin decreased by 12 basis points to 2.46% for the nine months ended December 31, 2012, from 2.58% for the nine months ended December 31, 2011.

Interest on loans decreased by $251,000 for the nine months ended December 31, 2012, as compared to the nine months ended December 31, 2011. The average balance of loans decreased by $1.5 million to $82.5 million for the nine months ended December 31, 2012, from $84.0 million for the nine months ended December 31, 2011. The average yield on loans decreased from 5.62% for the nine months ended December 31, 2011 to 5.34% for the nine months ended December 31, 2012.

Interest on securities available-for-sale decreased by $181,000 for the nine months ended December 31, 2012, as compared to the nine months ended December 31, 2011, due to a 57 basis point decrease in the average yield. The decrease was partially offset by an increase in average balances of $3.9 million from the investment of excess liquidity.

Interest income on interest-bearing deposits was $17,000 for the nine months ended December 31, 2012, as compared to $20,000 for the nine months ended December 31, 2011, as a result of a $3.0 million decrease in average balances partially offset by an eight basis point increase in the average yield.

Interest expense on total deposits decreased $289,000 for the nine months ended December 31, 2012, from $1.5 million for the nine months ended December 31, 2011 to $1.2 million for the nine months ended December 31, 2012, due to a 27 basis point decrease in the average cost of interest-bearing deposits and a $2.0 million decrease in the average balance of interest-bearing deposits. Interest on certificates of deposits decreased $272,000 to $1.2 million for the nine months ended December 31, 2012, as a result of the 28 basis point decrease in average cost of time deposits and a decrease in average balances of $4.4 million. Interest on savings deposits decreased by $9,000 to $27,000 for the nine months ended December 31, 2012, as compared to the nine months ended December 31, 2011, due to a decrease in the average cost of savings accounts of 7 basis points partially offset by an increase in average balances of $1.9 million. Interest on NOW and money market deposit accounts decreased by $8,000 for the nine months ended December 31, 2012, due to a decrease in the cost of NOW and money market deposit accounts of 15 basis points partially offset by an increase of $436,000 in average balances of NOW and money market deposit accounts.

Average Balances, Interest and Yields. The following table for the nine months ended December 31, 2012 and 2011 presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing the annualized income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Amortization of net deferred loan fees is included in interest income on loans and is insignificant. Non-accruing loans have been included in the table as loans carrying a zero yield. No tax-equivalent adjustments were made.

	Nine Months Ended December 31,
	2012			2011
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets:
Interest-bearing deposits	$6,167,943	$17,374	0.37%	$9,191,403	$19,760	0.29%
Investment securities available-for-sale	56,979,799	605,574	1.41	53,078,872	786,727	1.98
Loans receivable, net	82,536,153	3,310,257	5.34	84,039,935	3,561,320	5.62
Other interest-earning assets	228,400	5,239	3.05	679,782	21,050	4.11
Total interest-earning assets	145,912,295	3,938,444	3.59%	146,989,992	4,388,857	3.97%
Noninterest-earning assets	5,746,994			6,638,261
Total assets	$151,659,289			$153,628,253

Liabilities and Shareholders’ Equity:
Time deposits	$98,000,998	1,195,430	1.62%	$102,398,245	1,467,424	1.90%
Savings	24,329,598	27,299	0.15	22,412,257	36,526	0.22
NOW and money market accounts	8,515,876	17,235	0.27	8,079,981	25,303	0.42
Total interest-bearing deposits	130,846,472	1,239,964	1.26	132,890,483	1,529,253	1.53
Other interest-bearing liabilities	285,609	15	0.01	478,815	0	0.00
Total interest-bearing liabilities	131,132,081	1,239,979	1.26%	133,369,298	1,529,253	1.52%
Noninterest-bearing deposits	5,726,956			5,951,875
Other noninterest-bearing liabilities	441,284			450,027
Total liabilities	137,300,321			139,771,200
Total shareholders’ equity	14,358,968			13,857,053
Total liabilities and shareholders’ equity	$151,659,289			$153,628,253

Net interest income		$2,698,465			$2,859,604
Interest rate spread			2.33%			2.45%
Net interest margin			2.46%			2.58%
Average interest-earning assets to average interest-bearing liabilities			111.27%			110.21%

•	Average loan balances include nonaccrual loans.
•	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

Provision and Allowance for Loan Losses. Our provision for loan losses increased $19,000 to $230,000 for the nine months ended December 31, 2012 from $211,000 for the nine months ended December 31, 2011. At December 31, 2012, the allowance for loan losses was $902,000, or 1.08% of total loans, compared to $837,063 or 0.98% of total loans at March 31, 2012, and $776,000, or 0.91% of total loans at December 31, 2011. We had balances of $426,000 in 1-4 single family residential mortgage nonaccrual loans at December 31, 2012, compared to $288,000 of nonaccrual 1-4 single family residential mortgage loans and an additional $607,000 1-4 single family residential mortgages which were 90 days delinquent and still accruing at March 31, 2012; and $216,000 in 1-4 single family residential mortgage nonaccrual loans and $8,000 of consumer nonaccrual loans at December 31, 2011. One loan was transferred to foreclosed real estate in the nine months ended December 31, 2012, in the amount of $57,000. During the nine months ended December 31, 2011, one foreclosed real estate property, which had been previously written down by $174,000, was written down by an additional $10,000 and then sold at a loss of $10,000. Net proceeds from the foreclosed real estate sale were $414,000.

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

We had $236 in commercial loan recoveries and charge-offs of $75,712 in 1-4 single family mortgage and $89,500 in mortgage land loans during the nine months ended December 31, 2012, compared to $3,000 in recoveries and $74,000 in charge-offs during the nine months ended December 31, 2011.

Although management utilizes its best judgment in providing for losses, there can be no assurance that they will not have to increase the allowance for loan losses in subsequent periods. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or for the Nine
	Months Ended December 31,
	2012	2011

Allowance for loan losses at beginning of period	$837,063	$635,535
Provision for loan losses	230,000	211,099
Recoveries:
Loans secured by mortgages:
1-4 single family residential	0	3,366
Land	0	0
Commercial	236	0
Charge-offs:
Loans secured by mortgages:
1-4 single family residential	(75,712)	(60,500)
Land	(89,500)	0
Commercial	0	(13,202)
Total charge-offs	(165,212)	(73,702)
Net charge-offs (recoveries)	(164,976)	(70,336)
Allowance for loan losses at end of period	$902,087	$776,298

Allowance for loan losses to nonaccrual loans	211.95%	346.96%
Allowance for loan losses to total loans outstanding at the end of the period	1.08%	0.91%
Net charge-offs to average loans outstanding during the period (not annualized)	0.20%	0.08%

Noninterest Revenue. Noninterest revenue increased by $273,000, or 121.35%, for the nine months ended December 31, 2012, to $499,000 as compared to $225,000 for the nine months ended December 31, 2011. The increase during the period was primarily due to an increase of $194,000 in gains on the sale of investment securities and $71,000 in other noninterest revenue related to the sale of real estate.

Noninterest Expenses. Noninterest expense decreased by $92,000 or 3.21%, to $2.8 million for the nine months ended December 31, 2012 as compared to noninterest expense of $2.9 million for the nine months ended December 31, 2011, primarily due to decreases in salaries and employee benefits, occupancy and equipment expense and regulatory assessments. The decrease in salaries and employee benefits during the period was primarily due to the retirement of one director and reduction in staff of one part-time employee.

Income Tax Expense. For the nine months ended December 31, 2012 and 2011, we incurred no income tax expense. At March 31, 2012, we had a net operating loss carry-forward totaling approximately $268,000, which expires in 2030 and 2031. We also had a capital loss carry-forward of approximately $566,000, which expires in 2014. We have established a valuation allowance to reflect uncertainty as to our ability to realize our deferred tax asset. See Note 12 of the notes to the consolidated financial statements for March 31, 2012, filed in our Annual Report on Form 10-K.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending, and investing activities during any given period. At December 31, 2012, cash and cash equivalents totaled $6.4 million. Securities classified as available-for-sale amounted to $57.4 million. Our liquidity has decreased slightly as we have continued to decrease interest rates on deposits. In addition, at December 31, 2012, the Bank had the ability to borrow a total of approximately $30.9 million from the Federal Home Loan Bank of Atlanta, and the Bank has lines of credit totaling $7.4 million with two large financial institutions. At December 31, 2012, we had no Federal Home Loan Bank advances outstanding or borrowings on the lines of credit.

At December 31, 2012, we had $4.3 million in commitments to extend credit outstanding. Certificates of deposit due within one year of December 31, 2012, totaled $48.5 million, or 49.5% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods due to the current low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2013. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

(b)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

The Annual Meeting of the Stockholders of Madison Bancorp, Inc. will be held on August 12, 2013 at 10:00 a.m.

Item 6. Exhibits

3.1	Articles of Incorporation of Madison Bancorp, Inc. (1)
3.2	Bylaws of Madison Bancorp, Inc. (2)
4.0	Form of Common Stock Certificate of Madison Bancorp, Inc. (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.0	Section 1350 Certifications
101.0*	The following materials from the Company’s Quarterly Report on form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements

*Furnished, not filed.
(1)	Incorporated herein by reference to exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-167455), as amended, initially filed with the Securities and Exchange Commission on June 11, 2010.
(2)	Incorporated herein by reference to exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-167455), as amended, initially filed with the Securities and Exchange Commission on June 11, 2010.
(3)	Incorporated herein by reference to exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-167455), as amended, initially filed with the Securities and Exchange Commission on June 11, 2010.
35

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MADISON BANCORP, INC.

Dated: February 8, 2013	By:	/s/ Michael P. Gavin
Michael P. Gavin
President, Chief Executive Officer and Chief
Financial Officer
(duly authorized officer & principal financial
officer)

