Form 10-K
period 2013-03-31
Madison Bancorp Inc
filed 2013-06-25
CIK 1492324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2012, the aggregate market value of voting common stock held by non-affiliates was $4,802,176.

As of June 24, 2013, there were 608,116 shares of the registrant’s common stock outstanding.

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

Madison Square Federal Savings Bank. Founded in 1870, Madison Square Federal Savings Bank is a community-oriented financial institution, dedicated to serving the financial service needs of customers and businesses within its market area, which consists of Baltimore and Harford Counties and northeast Baltimore City in Maryland. We offer a variety of deposit products and provide loans secured by real estate located in our market area. Our real estate loans consist primarily of residential mortgage loans, as well as commercial real estate loans, land loans, home equity lines of credit and residential construction loans. We also offer commercial business loans and, to a limited extent, consumer loans. We currently operate out of our corporate headquarters in the Perry Hall area of Baltimore County and full service branch offices located in Perry Hall, Fallston, Bel Air and Baltimore City, Maryland. The Bank is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, its primary federal regulator, and the Federal Deposit Insurance Corporation, as the Bank’s deposit insurer. At March 31, 2013, we had total assets of $149.9 million, total deposits of $134.7 million and total shareholders’ equity of $14.3 million.

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

Market Area

We are headquartered in Baltimore, Maryland. We consider the northeast Maryland corridor along I-95 to the Delaware line to be our primary market area, consisting of Baltimore and Harford Counties and Baltimore City, Maryland, and the surrounding areas. The economy of our market area is a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance related employment. This diversification helped to mitigate the impact of the economic recession experienced over the last several years, as Maryland’s seasonally adjusted unemployment rate decreased from 7.5% at December 31, 2010 to 6.7% at December 31, 2012, which remained well below the national seasonally adjusted unemployment rate which decreased from 9.3% at December 31, 2010 to 7.8% at December 31, 2012 (Sources: Maryland Department of Labor, Licensing & Regulation and United States Department of Labor – Bureau of Labor Statistics). Select employers in Baltimore County include the U.S. Social Security Administration, T. Rowe Price Group, McCormick & Company and Lockheed Martin, while Aberdeen Proving Grounds (“APG”) is a major employer both in the military and civilian capacity in Harford County.

Demographic and economic growth trends provide key insight into the health of our market area. The following table sets forth information regarding the distribution of our loans and deposits and demographic information for the counties in our market area, including Baltimore City, and the State of Maryland. The demographic information is based on published statistics of the U.S. Bureau of Labor Statistics and the U.S. Census Bureau.

	Baltimore City	Baltimore County	Harford County	Maryland

Loans by County (in millions) (1)	$9.7	$27.2	$34.1	$84.3
Deposits by County (in millions) (1)	$23.0	$58.2	$46.0	$131.2
Unemployment rate (2)	9.9%	7.2%	6.8%	6.7%
Median household income (3)	$40,100	$65,411	$79,953	$72,419
Population growth (decline) (4)	(0.5)%	0.7%	1.2%	0.9%

(1)	At March 31, 2013
(2)	December 2012 (Not Seasonally Adjusted)
(3)	For 2007-2011
(4)	From 2000 to 2010

If the population of Baltimore City continues to decline, it could negatively affect our deposit and loan volumes. However, we maintain only a single branch in Baltimore City, and Baltimore City accounted for only 17.1% of our total deposits and 11.6% of our total loans. As a result, we expect the adverse effect on our loan and deposit volumes of any future population declines in Baltimore City to be limited.

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

1-4 Single Family. At March 31, 2013, we had $54.6 million in 1-4 single family loans, which represented 64.8% of our total loan portfolio. Our origination of 1-4 single family mortgage loans enables borrowers to purchase or refinance existing homes located in our primary market area.

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

We do not make owner occupied 1-4 single family real estate loans with loan-to-value ratios exceeding 80%, except when there are exceptional income or credit characteristics on the loan. Loans with loan-to-value ratios in excess of 80% require private mortgage insurance, and if there is no private mortgage insurance, the interest rate and points we charge for the loan may be increased by the cost of private mortgage insurance premiums. In addition, under current lending guidelines, non-owner occupied 1-4 single family real estate loan-to-value ratios generally may not exceed 65%. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We also require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for all loans located in flood hazard areas. We do not make loans generally known as subprime loans or Alt A loans.

Included in 1-4 single family mortgage loans are second mortgage loans. Second mortgage loans are made at fixed rates for terms of up to 20 years. We do not offer second mortgage loans with loan-to-value ratios exceeding 80%, including any first mortgage loan balance, except when there are exceptional income or credit characteristics on the loan. Second mortgage loans totaled $3.4 million at March 31, 2013 and represented 6.0% of residential mortgage loans at such date.

Multi-Family Loans. We occasionally originate multi-family loans for apartment buildings and mobile home parks. At March 31, 2013, multi-family loans totaled $1.5 million, which represented 1.8% of our total loan portfolio. At March 31, 2013, our largest multi-family real estate loan had an outstanding balance of $1.8 million, of which we held $1.1 million after our sale of a participation interest in this loan. This loan, which was originated in August 2008 and is secured by mobile home parks, was performing in accordance with its original terms at March 31, 2013.

Commercial Real Estate Loans. We offer fixed- and adjustable-rate mortgage loans secured by commercial real estate. At March 31, 2013, commercial real estate loans totaled $14.6 million, or 17.3% of our total loan portfolio. Our commercial real estate loans typically are secured by small to moderately sized office and retail properties located in our primary market area and the surrounding areas.

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

Included in commercial real estate loans are construction loans for commercial properties, such as retail properties and office units; however, we had no commercial real estate construction loans at March 31, 2013 or 2012. Commercial real estate construction loans are for a term of up to 18 months, with monthly interest only payments. During the construction period, interest rates on these loans are tied to the prime rate as published in The Wall Street Journal plus a negotiated margin and can vary depending on the construction period. We require a maximum loan-to-value ratio of 80% for all construction loans, except where there are exceptional credit circumstances on the loan. We disburse funds on a percentage-of-completion basis following an inspection by a third party inspector or qualified bank personnel.

At March 31, 2013, our largest commercial real estate loan had an outstanding balance of $1.6 million. This loan, which was originated in November of 2011 and is secured by owner-occupied commercial real estate, was performing in accordance with its original terms at March 31, 2013.

Land Loans. We originate loans to individuals and developers for the purpose of developing vacant land in our primary market area, typically for building an individual’s future residence or, in the case of a developer, residential subdivisions or commercial property. At March 31, 2013, land loans totaled $4.2 million, which represented 5.0% of our total loan portfolio. Land loans, which are offered for terms of up to five years, are indexed to the prime rate as reported in The Wall Street Journal or a U.S. Treasury bill rate plus a negotiated margin. We limit the loan-to-value ratio to a maximum of 75%, except where there are exceptional credit circumstances on the loan. At March 31, 2013, our largest land loan had an outstanding balance of $758,000 and was performing in accordance with its original terms at March 31, 2013.

Farm Loans Guaranteed by the USDA. We purchase the guaranteed portion of farm loans guaranteed by the United States Department of Agriculture (USDA). These loans are part of the USDA’s Farm Service Agency’s Farm Loan Program and consist of ownership and operating loans to family-size farmers and ranchers. At March 31, 2013, farm loans guaranteed by the USDA totaled $889,000, or 1.1% of our total loan portfolio.

Home Equity Lines of Credit. We offer home equity lines of credit, which include adjustable-rate loans with terms up to 20 years. We do not originate home equity loans with loan-to-value ratios exceeding 80%, including any first mortgage loan balance, except where there are exceptional income or credit characteristics on the loan. At March 31, 2013, home equity lines of credit totaled $2.7 million, or 3.2% of our total loan portfolio.

Residential Construction Loans. We originate construction loans for 1-4 single family homes. At March 31, 2013, residential construction loans totaled $1.4 million, which represented 1.6% of our total loan portfolio. Construction loans are for terms of up to 18 months, with monthly interest only payments. Except for speculative loans discussed below residential construction loans are made only to homeowners or to builders of presold homes and the repayment of such loans comes from the proceeds of a permanent mortgage loan for which a commitment is typically in place when the construction loan is originated. Occasionally, we also originate construction loans to builders where the homes have not been presold to buyers at the time of the loan. Interest rates on these loans are tied to the prime rate as published in The Wall Street Journal plus a negotiated margin and can vary in term depending on the construction period. We require a maximum loan-to-value ratio of 80% for all construction loans, except where there are exceptional income or credit characteristics on the loan. We disburse funds on a percentage-of-completion basis following an inspection by a third party inspector or qualified bank personnel.

While we also originate speculative construction loans to builders who have not identified a buyer for the completed property at the time of origination (known as “speculative” construction loans), we generally limit this type of lending to a group of well-established builders in our primary market area and limit the number of projects with each builder. At March 31, 2013, we had approved commitments for speculative construction loans of $2.0 million, of which $1.0 million was outstanding. We require a maximum loan-to-value ratio of 75% for speculative construction loans, except where there are exceptional credit circumstances on the loan.

At March 31, 2013, our non-speculative construction loans had total commitments of $0.4 million, of which $0.3 million was outstanding. These relationships were performing according to their original terms at March 31, 2013.

Commercial Business Loans. We typically offer commercial business loans to small businesses located in our primary market area. At March 31, 2013, commercial business loans totaled $4.1 million, which represented 4.9% of our total loan portfolio. Our commercial business loan portfolio consists primarily of loans that are secured by equipment or other business assets, but also includes a smaller amount of unsecured loans for purposes of financing expansion or providing working capital for general business purposes. Commercial business loans are floating-rate loans indexed to the prime rate as published in The Wall Street Journal or a U.S. Treasury bill rate plus a negotiated margin, and fixed-rate loans for terms of up to seven years with payments based on full amortization. We also offer commercial lines of credit, which are adjustable-rate loans indexed to the prime rate plus a margin, and are reviewed annually to determine whether to approve an extension. Key loan terms vary depending on the collateral, the borrower’s financial condition and credit history, debt service coverage ratio and other relevant factors.

Consumer Loans. We offer consumer loans as an accommodation to our customers and do not emphasize this type of lending. We have made a variety of consumer loans, including automobile and motorcycle loans, boat loans, commercial vehicle loans and overdraft lines of credit, but our portfolio primarily consists of automobile loans. At March 31, 2013, consumer loans totaled $403,000, or 0.5% of our total loan portfolio. Consumer loans are fixed-rate loans with terms of up to 10 years The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to 15% of our unimpaired capital and surplus. At March 31, 2013, our regulatory limit on loans-to-one-borrower was $2.0 million. At March 31, 2013, our largest lending relationship was $1.6 million and was performing according to its original terms at that date. This loan relationship is secured primarily by an owner occupied commercial real estate property.

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

At March 31, 2013, our investment portfolio consisted primarily of U.S. government agency securities, mortgage-backed securities including collateralized mortgage obligations, and brokered certificates of deposit. These securities were classified as available-for-sale securities. We do not currently invest in trading account securities. Further, we currently intend to limit future investments in mortgage-backed securities to agency securities guaranteed by the U.S. government or any agency thereof, and we currently do not intend to purchase mortgage-backed securities where the underlying loans are subprime loans, interest only loans, option adjustable rate loans, Alt A loans or other similar mortgage loans that have higher risk characteristics. At March 31, 2013, we also maintained an investment, at cost, in Federal Home Loan Bank of Atlanta common stock.

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

Borrowings. While we had no borrowings at March 31, 2013, we have the ability to use advances from the Federal Home Loan Bank of Atlanta to supplement our investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Atlanta and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth, the Federal Home Loan Bank’s assessment of the institution’s creditworthiness, collateral value and level of Federal Home Loan Bank stock ownership. We may also utilize securities sold under agreements to repurchase and overnight repurchase agreements to supplement our supply of investable funds and to meet deposit withdrawal requirements. We had borrowing capacity of approximately $30.3 million with the Federal Home Loan Bank of Atlanta as of March, 31, 2012. The Bank also has $7.0 million in unused lines of credit with two large financial institutions.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our primary market area and from other financial service companies such as securities brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2012, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 0.32% of the deposits in Baltimore County, Maryland; 1.59% of the deposits in Harford County, Maryland; and 0.17% of the deposits in Baltimore City, Maryland. This data does not reflect deposits held by credit unions with which we also compete. In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area. Most of these institutions are larger than us and, therefore, may have greater resources.

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

Personnel

As of March 31, 2013, we had 30 full-time employees and 4 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

The Bank has one subsidiary, Madison Financial Services Corporation (“MFSC”). MFSC was established in January 1994 as a licensed Maryland insurance provider, and offers insurance brokerage and agency services for liability, casualty, automobile, life, health or accident insurance and sales of non-deposit investment products. At March 31, 2013, MFSC had assets of $14,000. It contributed net income of $2,600 and $5,000 for the years ended March 31, 2013 and 2012, respectively.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes to the regulation of the Bank and the Company. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings associations was transferred to the Office of the Comptroller of the Currency on July 21, 2011. At the same time, the responsibility for supervising savings and loan holding companies, like Madison Bancorp, was transferred to the Federal Reserve Board. Additionally, the Dodd-Frank Act created a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over implementation of federal consumer financial protection and fair lending laws from depository institution regulators. However, institutions of $10 billion or fewer in assets, like the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, the prudential regulator rather than the Consumer Financial Protection Bureau. Many of the provisions of the Dodd-Frank Act require the issuance of regulations before their impact on operations can be fully assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden and compliance costs for the Bank and the Company.

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

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100% assigned by the Office of the Comptroller of the Currency capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary (Tier 2) capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At March 31, 2013, Madison Square Federal Savings Bank met each of these capital requirements. See note 11 of the notes to audited consolidated financial statements included in this Annual Report on Form 10-K.

The current risk-based capital guidelines that apply to the Bank are based on the 1988 capital accord of the International Basel Committee on Banking Supervision (“Basel Committee”), a committee of central banks and bank supervisors, as implemented by the Federal Reserve Board. In 2004, the Basel Committee published a new capital accord, which is referred to as “Basel II,” to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk: an internal ratings-based approach tailored to individual institutions' circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines, which became effective in 2008 for large international banks (total assets of $250 billion or more or consolidated foreign exposure of $10 billion or more). Other U.S. banking organizations can elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them. Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity, which is referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States. Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The implementation of the Basel III final framework was to occur on January 1, 2013. The Federal Reserve and other government agencies responsible for implementing the Basel III framework announced in November 2012 that the originally proposed timeframe for the implementation of the rules was not achievable. No new deadline has been proposed. On January 1, 2013, banking institutions were going to be required to meet the following minimum capital ratios: (i) 3.5% Common Equity Tier 1 (generally consisting of common shares and retained earnings) to risk-weighted assets; (ii) 4.5% Tier 1 capital to risk-weighted assets; and (iii) 8.0% Total capital to risk-weighted assets.

When fully phased-in on January 1, 2019, and if implemented by the U.S. banking agencies, Basel III would require banks to maintain:

• a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer,”

• a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer,

• a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, and

• a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures.

Basel III also includes the following significant provisions:

• An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.

• Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.

• Deduction from common equity of deferred tax assets that depend on future profitability to be realized.

• For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement that the instrument must be written off or converted to common equity if a triggering event occurs, either pursuant to applicable law or at the direction of the banking regulator. A triggering event is an event that would cause the banking organization to become nonviable without the write off or conversion, or without an injection of capital from the public sector.

Since the Basel III framework is not self-executing, the rules and standards promulgated under Basel III require that the U.S. federal banking regulators adopt them prior to becoming effective in the U.S. Although U.S. federal banking regulators have expressed support for Basel III, the timing and scope of its implementation, as well as any potential modifications or adjustments that may result during the implementation process, are not yet known.

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

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

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

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings institution is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily multi-family residential mortgages and related investments, including certain mortgage-backed securities, but also including education, credit card and small business loans) in at least nine months out of each 12-month period.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions. The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations and may lead to a conversion to a bank charter. As of March 31, 2013, Madison Square Federal Savings Bank maintained 79.27% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties. Madison Square Federal Savings Bank’s authority to engage in transactions with “affiliates” is limited by Office of the Comptroller of the Currency regulations and Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board’s Regulation W. The term “affiliates” for these purposes generally means any entity that controls or is under common control with Madison Square Federal Savings Bank, including the Company and its other subsidiary. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions are restricted to 10% of an institution’s capital and surplus with any one affiliate and 20% of capital and surplus with all affiliates. The purchase of low quality assets from affiliates is generally prohibited. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from an institution. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Madison Square Federal Savings Bank’s authority to extend credit to executive officers, directors and 10% stockholders (“insiders”), as well as entities such persons control, is limited. The law restricts both the individual and aggregate amount of loans Madison Square Federal Savings Bank may make to insiders based, in part, on Madison Square Federal Savings Bank’s capital position and requires certain board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has authority to recommend to the Director of the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director of the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Federal savings banks are required to pay assessments to the Office of the Comptroller of the Currency to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report, the institution’s financial condition and the complexity of its asset portfolio. The Bank’s assessment for fiscal year ended March 31, 2013 was $62,742.

Insurance of Deposit Accounts. Madison Square Federal Savings Bank’s deposits are insured up to applicable limits, by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. The initial base assessment rates range from five to 35 basis points. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.

In February 2011, the FDIC adopted new rules that amend its current deposit insurance assessment regulations. The new rules implement a provision in the Dodd-Frank Act that changed the assessment base for deposit insurance premiums from one based on domestic deposits to one based on average consolidated total assets minus average tangible equity.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base) in order to cover losses to the Deposit Insurance Fund. In lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 31, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings was recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the difficult economic conditions, deposit insurance per account owner was raised to $250,000 and that limit has been made permanent by the Dodd-Frank Act. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2010 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012. The Bank opted to participate in the unlimited noninterest-bearing transaction account coverage and in the unsecured debt guarantee program. The Dodd-Frank Act extended the unlimited coverage for certain noninterest-bearing transaction accounts through December 31, 2012.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended March 31, 2013 averaged 0.65 of a basis point of assessable deposits.

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

Federal Home Loan Bank System. Madison Square Federal Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Madison Square Federal Savings Bank, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. At March 31, 2013, Madison Square Federal Savings Bank complied with this requirement with an investment in Federal Home Loan Bank stock of $181,800.

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by Office of the Comptroller of the Currency regulations, every Federal Deposit Insurance Corporation-insured savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of the Comptroller of the Currency, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

The Community Reinvestment Act requires public disclosure of an institution’s rating and requires the Office of the Comptroller of the Currency to provide a written evaluation of an institution’s Community Reinvestment Act performance utilizing a four-tiered descriptive rating system.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (“NOW”), Super NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $79.5 million; a 10% reserve ratio is applied above $79.5 million. The first $12.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. Madison Square Federal Savings Bank complies with the foregoing requirements.

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

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That will eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies. However, under the most recent Notice of Proposed Rulemaking issued by the Federal Reserve Board, savings and loan holding companies are subject to regulatory capital requirements before the end of the five-year period.

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

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings institution. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found the acquisition will not result in a change of control. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have not been audited during the last five years. For its 2012 and 2011 fiscal years, the Company’s maximum statutory federal income tax rate was 34%, although we did not pay taxes for those years because we incurred a net loss for the years, or applied a net operating loss carryforward to net taxable income. For future years where we are able to generate net income, we expect to be able to use net operating losses to offset income and thereby reduce our effective tax rate. We had approximately $643,000 of net operating loss carryforwards at March 31, 2013 which expire in 2030 and 2031, and a capital loss carryforward of approximately $495,000, which expires in 2014.

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

Item 1A. Risk Factors

We have had low profits and losses in recent years, and if we cannot increase our income to competitive levels, our stock price may be adversely affected.

Our income for the year ended March 31, 2013 was $213,653, our return on average assets was 0.14%, and our return on average equity was 1.49%. While we did operate at a profit for the year ended March 31, 2013, we have had losses in recent years, including net losses of $10,500, $57,000 and $855,000 for the years ended March 31, 2012, 2011 and 2010, respectively. Our return on average assets was (0.01)%, (0.04)% and (0.59)% for the years ended March 31, 2012, 2011 and 2010, respectively, and our return on average equity was (0.08)%, (0.50)% and (9.17)% for the years ended March 31, 2012, 2011 and 2010, respectively. We have identified various strategic initiatives which we are pursuing in our efforts to overcome these challenges and improve earnings. These strategic initiatives include the following:

•	building on our strengths as a community-oriented financial institution;

•	moderating growth of our balance sheet while still increasing commercial real estate and commercial business loans;

•	emphasizing lower cost core deposits to maintain low funding costs;

•	controlling noninterest expenses;

•	expanding our market share within our primary market area.

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

In recent years we have significantly increased our emphasis on commercial real estate and commercial lending. Commercial real estate loans increased from $10.6 million, or 11.8% of our total loans, at March 31, 2009 to $14.6 million, or 17.3% of our total loans, at March 31, 2013. Commercial loans increased from $3.1 million, or 3.5% of our total loans, at March 31, 2009 to $4.1 million, or 4.9% of our total loans, at March 31, 2013. Moreover, as part of our strategy to increase earnings, we will seek to continue to increase commercial real estate lending, as well as commercial lending, and intend to add commercial lending personnel to assist us in these efforts. These types of loans generally expose a lender to greater risk of nonpayment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers and, for commercial construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by nonreal estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than single-family residential mortgage loans, we may need to increase our allowance for loan losses in the future associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a single-family residential mortgage loan. In addition, because of the increases in commercial real estate and commercial loans in recent years, much of our portfolio of these types of loans is unseasoned, although many of these loans are to borrowers we know well and with whom we have other borrowing or deposit relationships.

Significant loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money, we incur the risk that our borrowers will not repay their loans. We provide for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial condition and results of operations. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount recorded in our allowance for loan losses. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of the Comptroller of the Currency, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the Office of the Comptroller of the Currency after a review of the information available at the time of its examination. Our allowance for loan losses amounted to $909,488, or 1.08% of total loans outstanding and 128.59% of nonperforming loans, at March 31, 2013. Our allowance for loan losses at March 31, 2013 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. In addition, at March 31, 2013, we had 3 loan relationships with outstanding balances, net of participation interests sold, that exceeded $1.0 million, all of which were performing according to their original terms. However, the deterioration of one or more of these loans could result in a significant increase in our non-performing loans and our provision for loan losses, which would negatively impact our results of operations.

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

The continued economic downturn has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $67,000. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $863,000. Due to a recent change in the methodology that the FDIC uses to calculate assessments, our actual assessment expense has decreased, but additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

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

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. At June 30, 2012, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 0.32% of the deposits in Baltimore County, Maryland; 1.59% of the deposits in Harford County, Maryland; and 0.17% of the deposits in Baltimore City, Maryland. Most of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our primary market area. See “Our Business — Market Area” and “Our Business — Competition” for more information about our primary market area and the competition we face.

Financial regulatory reform may have a material impact on our operations.

The Dodd-Frank Act enacted in 2010 significantly changed the current bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

It remains difficult to predict what impact this legislation and implementing regulations will have on savings institutions such as Madison Square Federal Savings Bank, including on our lending and credit practices. Moreover, significant provisions of the Dodd-Frank Act are not yet effective, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations may increase our operating and compliance costs in the future.

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

Additionally, the federal banking regulatory agencies issued rules that implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. Basel III and regulations of the federal banking regulatory agencies require bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards. See Item 1. “Regulation of Federal Savings Banks—Capital Requirements” for a discussion of the Basel III reforms. Compliance with these rules will impose additional costs on banking entities and their holding companies.

We will incur additional expenses relating to our plan to hire additional lending personnel in furtherance of our strategy to expand our lending activity.

Part of our strategic plan is to grow our balance sheet by increasing commercial real estate and commercial business loans. When market conditions are more favorable, we may add additional lending personnel. We anticipate that this initiative will enhance long-term stockholder value. However, upon the addition of new lending personnel, we will be required to make increased expenditures for salaries and employee benefits, and it may take some period of time for the new personnel to generate sufficient loan volume to offset these expenditures. Accordingly, we anticipate that, in the short term, net income will be negatively affected.

Additional expenses from the implementation of new equity benefit plans will adversely affect our profitability.

We will recognize annual employee compensation and benefit expenses under recently implemented benefit plans.  These additional expenses will adversely affect our profitability.  We will recognize expenses for our employee stock ownership plan annually as shares are committed to be released to participants’ accounts.   The cost of the expense for the employee stock ownership plan was approximately $31,000 and $30,000 for the years ending March 31, 2013 and 2012, respectively.   We also will recognize expense for grants of stock options, which expense generally is recognized over the vesting period of options awarded.  The cost of the vested stock options issued in fiscal 2012 was approximately $14,000 and $15,000 for the years ended March 31, 2013 and 2012, respectively, and the estimated expense for the unvested portion is expected to be approximately $13,000 for fiscal year 2014.  No restricted stock was issued in 2012, but if we were to award restricted stock in the future, we would recognize expense for restricted stock awards generally over the vesting period of awards made.  Additional option grants, as well as restricted stock awards, may be made in the future, and the expense thereof may be material.  See notes 14 and 15 of the notes to the audited consolidated financial statements included in this Annual Report on Form 10-K for more detailed information relating to our benefit plans.

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

We conduct our business through our main office and our branch offices. The following table sets forth certain information relating to these facilities at March 31, 2013.

Location	Year Opened	Approximate Square Footage	Owned/ Leased	Net Book Value at March 31, 2013

Main Office:

Administrative Headquarters
8615 Ridgely’s Choice Drive, Suite 111
Baltimore, Maryland	2011	6,317	Leased (1)	$4,674

Branch Offices:

Perry Hall Branch
9651 Belair Road
Baltimore, Maryland	1997	4,800	Owned	1,191,607

Gardenville Branch
5415 Belair Road
Baltimore, Maryland	2006	2,500	Owned	1,518,351

Fallston Branch
2209 Belair Road
Fallston, Maryland	2002	2,250	Leased (2)	556,395

Bel Air Branch
126 N. Main Street
Bel Air, Maryland	2009	3,600	Leased (3)	80,629

(1)	Lease expires August 31, 2021.
(2)	Madison Square Federal Savings Bank acquired the Fallston Branch subject to a land lease. At termination of the land lease, the property reverts to the landlord. The lease expiration date is 2040, assuming the extension of all renewal options under the lease available to the Bank.
(3)	Lease expires October 31, 2013; there is one five year renewal available which if exercised, would extend the lease term until October 31, 2018.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

Madison Bancorp, Inc.’s common stock is quoted on the OTC Bulletin Board under the symbol “MDSN.” The common stock was issued at a price of $10.00 per share in connection with the Bank’s mutual to stock conversion and the initial public offering of the Company’s common stock. The common stock commenced trading on the OTC Bulletin Board on October 6, 2010. As of March 31, 2013, there were approximately 130 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

Presented below is the high and low trade information for Madison’s common stock for the periods presented. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Information has been obtained from the NASDAQ Stock Market, Inc. The Company has not declared or paid cash dividends.

	Price Range Per Share
Fiscal 2013:
Quarter Ended	Low	High	Dividends

March 31, 2013	$10.25	$14.75	$0
December 31, 2012	10.01	11.10	0
September 30, 2012	9.40	11.00	0
June 30, 2012	8.45	9.40	0

Fiscal 2012:
Quarter Ended

March 31, 2012	$7.90	$8.60	$0
December 31, 2011	8.10	8.75	0
September 30, 2011	9.05	9.85	0
June 30, 2011	9.81	10.99	0

The Company did not repurchase any of its common stock during the fiscal year ended March 31, 2013.

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

Item 6. Selected Financial Data

The summary consolidated financial information presented below is derived in part from our consolidated financial statements. The following is only a summary and should be read it in conjunction with the consolidated financial statements and notes. The information at March 31, 2013 and 2012 and for the years then ended is derived in part from the audited consolidated financial statements of Madison Bancorp, Inc. that appear elsewhere in this Annual Report on Form 10-K.

Selected Consolidated Financial Condition Data

	At March 31,
(Dollars in thousands)	2013	2012
Financial Condition Data:

Total assets	$149,902	$155,245
Cash and cash equivalents	4,813	10,735
Investment securities available-for-sale	56,282	53,389
Loans receivable, net	83,540	84,986
Deposits	134,656	140,181
Total equity	$14,260	$14,155

Selected Operations Data

	For the Year Ended March 31,
(Dollars in thousands)	2013	2012
Operating Data:
Interest revenue	$5,143	$5,803
Interest expense	1,576	1,988
Net interest income	3,567	3,816
Provision for loan losses	230	292
Net interest income after provision for loan losses	3,337	3,524
Noninterest revenue (loss)	547	225
Noninterest expenses	3,670	3,759
Income (Loss) before income taxes	214	(11)
Net income (loss)	$214	$(11)

Selected Performance Ratios

	At or For the Year Ended March 31,
	2013	2012
Performance Ratios (1):
Return on average assets	0.14%	(0.01)%
Return on average equity	1.49	(0.08)
Interest rate spread (2)	2.29	2.42
Net interest margin (3)	2.40	2.57
Noninterest expenses to average assets	2.38	2.45
Average interest-earning assets to average interest-bearing liabilities	111.11	111.32
Average equity to average assets	9.31	9.09
Dividend payment ratio	0.00	0.00

Selected Regulatory Capital and Asset Quality Ratios

	At or For the Year Ended March 31,
	2013	2012
Regulatory Capital Ratios:
Total risk-based capital (to risk-weighted assets)	19.10%	17.21%
Tier 1 capital (to risk-weighted assets)	17.85	16.10
Tier 1 capital (to adjusted total assets)	8.30	7.80

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.08	0.98
Allowance for loan losses as a percent of nonperforming loans	128.59	93.61
Net charge-offs to average outstanding loans during the period	0.19	0.11
Nonperforming loans as a percent of total loans	0.84	1.04
Nonperforming assets as a percent of total assets	0.47	0.58

(1)	With the exception of end of period ratios, all ratios are based on average daily balances during the periods.
(2)	Represents the difference between the average yield on average interest-earning assets and the average cost on average interest-bearing liabilities.
(3)	Represents net interest income as a percent of average interest-earning assets.

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

Commercial real estate and commercial business loans provide us with the opportunity to earn more income because they tend to have higher interest rates than residential mortgage loans. In addition, these loans are beneficial for interest rate risk management because they typically have shorter terms and adjustable interest rates. There are many commercial properties and businesses located in our market area, and with the additional capital raised in the offering we intend to pursue the larger lending relationships associated with these opportunities. To facilitate our growth, we have added expertise in our commercial loan department through the addition of Mr. Ballard. Our commercial real estate loans have increased from $10.6 million, or 11.8% of total loans, at March 31, 2009 to $14.6 million, or 17.3% of total loans, at March 31, 2013. In addition, commercial loans have increased from $3.1 million, or 3.5% of total loans, at March 31, 2009 to $4.1 million, or 4.9% of total loans, at March 31, 2013.

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

Emphasizing lower cost core deposits to maintain low funding costs

We seek to increase net interest income by controlling costs of funding rather than maximizing asset yields because originating loans with high yields often involves greater credit risk. As a traditional thrift institution, a greater percentage of our deposit accounts have been higher balance, higher costing certificates of deposits. Over the past several years, we have sought to reduce our dependence on traditional high cost deposits in favor of stable low cost demand deposits. We have utilized additional product offerings, technology and a focus on customer service in working toward this goal. We had no brokered deposits during the years ended March 31, 2013 and 2012.

Controlling noninterest expenses

Because of the competitive environment in which we operate and the resultant pressures on our interest rate margin, it is important that we work to control noninterest expenses. Noninterest expenses decreased by $89,000, or 2.4%, from $3.8 million for the year ended March 31, 2012 to $ 3.7 million for the year ended March 31, 2013. There was a decrease in salaries and employee benefits of $60,000, or 3.0%; a decrease in FDIC premiums and OCC assessments of $25,000, or 12.9%; and a decrease in occupancy and equipment expense of $24,000, or 2.7% partially offset by an increase in other operating expenses of $28,000, or 16.6% for the year ended March 31, 2013 compared to the year ended March 31, 2012.

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

Salaries and employee benefits expenses consist primarily of salaries, wages and bonuses paid to our employees, payroll taxes and expenses for health insurance, retirement plans and other employee benefits. Following the offering, Madison adopted an Employee Stock Ownership Plan which had expenses of approximately $29,000 for each of the first two years and approximately $31,000 for the year ended March 31, 2013. We also will recognize expense for grants of stock options, which expense generally is recognized over the vesting period of options awarded.  The cost of the vested stock options granted in fiscal 2012 was approximately $15,000 and $14,000 for the years ended March 31, 2012 and 2013, respectively, and the estimated expense for the unvested portion is expected to be approximately $14,000 for year ending March 31, 2014.  We anticipate granting additional awards annually. We cannot determine the actual amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future.

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance which would adversely affect earnings. See note 5 of the notes to the audited consolidated financial statements included in this Annual Report on Form 10-K.

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

Balance Sheet Analysis

Assets. Total assets decreased from $155.2 million at March 31, 2012 to $149.9 million at March 31, 2013. The decrease was primarily due to decreases in cash and cash equivalents of $5.9 million and net loans receivable of $1.4 million, which were partially offset by increases in investment securities available-for-sale of $2.9 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $5.9 million, or 55.2%, from $10.7 million at March 31, 2012 to $4.8 million at March 31, 2013.

	At March 31,
	2013	2012

Cash and due from banks	$663,720	$929,870
Federal funds sold	173,535	173,185
Interest-bearing deposits	175,862	1,248,660
FHLB overnight deposits	379,282	1,080,711
Federal Reserve Bank balances	3,420,737	7,302,787
Total	$4,813,136	$10,735,213

Loans. Our primary lending activity is the origination of loans secured by real estate. Our loans secured by real estate consist primarily of residential mortgage loans and, to a lesser extent, commercial real estate loans. We also originate land loans, lines of credit, and residential construction loans. Our non-real estate loans consist of consumer loans and commercial loans.

Net loans receivable decreased by $1.4 million, or 1.7%, from $85.0 million at March 31, 2012 to $83.5 million at March 31, 2013, primarily as a result of the net effect of a $2.4 million decrease in land loans, a $1.5 million decrease in commercial loans, a $332,000 decrease in commercial real estate loans, a $209,000 decrease in consumer loans and an $80,000 decrease in multifamily loans offset by a $1.6 million increase in residential 1-4 single family loans, an $889,000 increase in farm loans, a $410,000 increase in home equity lines of credit and a $164,000 increase in residential construction loans.

The largest portion of the loan portfolio consists of residential mortgage loans, which are loans secured by single-family properties. Most of our residential mortgage loans are owner occupied, but this category also includes loans secured by single-family investment properties. Residential mortgage loans totaled $54.6 million, or 64.8%, and $53.0 million, or 61.8%, of the total loan portfolio, at March 31, 2013 and 2012, respectively. The increase in residential mortgage loans was primarily a result of our new loan originations exceeding borrowers’ normal principal reductions for the year.

Commercial real estate loans decreased by $332,000, or 2.2%, from $14.9 million at March 31, 2012 to $14.6 million at March 31, 2013. At March 31, 2013, commercial real estate loans represented 17.3% of the total loan portfolio. We offer a variety of commercial real estate loans to owner occupants and investors. Our commercial real estate lending is varied and includes loans secured by office buildings, small retail buildings, warehouses and flex space.

Land loans decreased by $2.4 million, or 36.2%, from $6.6 million at March 31, 2012 to $4.2 million at March 31, 2013. The decrease in land loans was primarily due to six loans being paid off during the year. At March 31, 2013, land loans represented 5.0% of the total loan portfolio.

Home equity lines of credit totaled $2.7 million and represented 3.2% of total loans at March 31, 2013, compared to $2.2 million, or 2.6% of total loans, at March 31, 2012. The $410,000, or 18.3%, increase in home equity lines of credit at March 31, 2013 compared to March 31, 2012 follows increases of $491,000 and $349,000, or 28.0% and 24.8%, respectively, for the years ended March 31, 2012 and March 31, 2011 as compared to prior years. These increases resulted from continued customer awareness of our more competitive home equity line of credit product which we introduced during the year ended March 31, 2010.

Residential construction loans totaled $1.4 million, and represented 1.6% of total loans, at March 31, 2013, compared to $1.2 million, or 1.4% of total loans, at March 31, 2012. The $164,000, or 13.6%, increase in residential construction loans at March 31, 2013 as compared to March 31, 2012 was primarily due to increases in lines of credit to local builders and construction loans to homeowners. These loans to builders are primarily for pre-sold homes, although we occasionally may originate a limited number of loans secured by spec units.

Our non-real estate secured loans consist of consumer loans and commercial loans. While we offer a variety of consumer loans, we do not emphasize this type of lending and generally make consumer loans as an accommodation to our existing customers. Consumer loans decreased by $209,000, or 34.1%, from $612,000 at March 31, 2012 to $403,000 at March 31, 2013. The decrease was due to the general run off of the consumer portfolio, as we do not emphasize this type of lending.

Our commercial loans generally are secured by equipment and receivables, although in rare cases may be unsecured, and include operating lines of credit. Commercial loans totaled $4.1 million, representing 4.9% of total loans, at March 31, 2013, compared to $5.6 million, or 6.6% of total loans, at March 31, 2012.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At March 31,
	2013		2012
	Amount	Percent	Amount	Percent
Loans secured by mortgages:
Residential:
1-4 Single family	$54,604,184	64.80%	$53,002,752	61.82%
Multi-family	1,513,209	1.80	1,593,173	1.86
Lines of credit	2,658,271	3.15	2,247,787	2.62
Commercial	14,553,616	17.27	14,885,346	17.36
Land	4,191,616	4.97	6,568,154	7.66
Farm loans guaranteed by the USDA	888,544	1.06	0	0
Residential construction	1,367,134	1.62	1,203,508	1.41
	79,776,574	94.67	79,500,720	92.73
Consumer	403,330	0.48	612,326	0.71
Commercial	4,090,168	4.85	5,624,473	6.56
Total loans	84,270,072	100.00%	85,737,519	100.00%
Net deferred costs	179,768		85,955
Allowance for loan losses	(909,488)		(837,063)
Loans receivable, net	$83,540,352		$84,986,411

Loan Maturity

The following table sets forth certain information at March 31, 2013 regarding the dollar amount of loan contractual maturities becoming due during the period indicated. The table does not include any estimate of principal repayments or prepayments which significantly shorten the average life of all loans. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	1-4 Single Family Residential	Multi-family Residential	Home Equity Lines of Credit	Commercial Mortgages	Land	Farm Loans Guaranteed by the USDA	Residential Construction	Consumer Not Secured by Real Estate	Commercial Not Secured by Real Estate	Total
Amounts due in:
One year or less	$83,803	$0	$520,758	$859,615	$2,905,798	$0	$1,332,093	$17,400	$2,089,293	$7,808,760
More than one to two years	478,070	0	17,032	462,276	637,821	0	0	85,447	2,498	1,683,144
More than two to three years	806,702	0	3,857	0	647,997	0	0	93,291	463,635	2,015,482
More than three to five years	3,405,047	0	1,099	1,181,668	0	0	0	207,192	269,378	5,064,384
More than five to ten years	14,119,903	0	2,115,525	576,931	0	0	35,041	0	935,622	17,783,022
More than ten to fifteen years	9,945,766	1,055,106	0	3,411,772	0	888,544	0	0	0	15,301,188
More than fifteen years	25,764,893	458,103	0	8,061,354	0	0	0	0	329,742	34,614,092
Total	$54,604,184	$1,513,209	$2,658,271	$14,553,616	$4,191,616	$888,544	$1,367,134	$403,330	$4,090,168	$84,270,072

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at March 31, 2013 that are due after March 31, 2014 and categorizes them by either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

	Floating or Adjustable Rates	Fixed Rates	Total
Amounts due in:
More than one to two years	$894,927	$788,217	$1,683,144
More than two to three years	971,881	1,043,601	2,015,482
More than three to five years	597,027	4,467,357	5,064,384
More than five to ten years	2,115,525	15,667,497	17,783,022
More than ten to fifteen years	4,899,966	10,401,222	15,301,188
More than fifteen years	17,544,826	17,069,266	34,614,092
Total	$27,024,152	$49,437,160	$76,461,312

Most of our adjustable rate loans contain floor rates. Some adjustable rate loan products contain floor rates equal to the initial interest rate on the loan. When market interest rates fall below the floor rate, as has occurred in recent periods, loan rates do not adjust further downward.

Loan Activity

The following table shows loans originated, purchased and sold during the periods indicated.

	Year Ended March 31,
	2013	2012

Total loans at beginning of period	$85,737,519	$86,720,351
Loans originated:
Loans secured by mortgages:
Residential:
1-4 Single family	10,354,553	6,107,724
Multi-family	0	0
Lines of credit	1,597,800	928,664
Commercial	907,500	1,855,000
Land	0	2,897,035
Farm loans guaranteed by the USDA	0	0
Residential construction	0	2,640,065
	12,859,853	14,428,488
Consumer	82,349	277,774
Commercial	993,175	2,212,543
Total loans originated	13,935,377	16,918,805
Loans purchased	1,024,944	1,700,000
Deduct:
Loan principal repayments	(16,270,193)	(17,252,253)
Loan sales	0	(2,255,382)
Loan charge-offs, net	(157,575)	(94,002)
Net loan activity	(1,467,447)	(982,832)
Total loans at end of period	$84,270,072	$85,737,519

Loan originations come from a number of sources. The primary sources of loan originations are contacts with our loan officers, existing customers, walk-in traffic, referrals from customers, and, to a lesser extent, advertising.

Loan sales consist primarily of the sale of participation interest in certain commercial and construction loans that are in excess of our regulatory loans-to-one-borrower limit. In those instances where we originate loans in amounts that exceed our loans-to-one borrower limit, we sell participation interests in such loans to other local banks. During the year ended March 31, 2013, no loans were sold.

Occasionally, on a very selective basis, we have purchased participation interests in commercial real estate loans to supplement our loan portfolio. We purchase loan participations solely from a very limited number of other local banks we know well, and the loans must be secured by properties located in our market area. We underwrite participation interests using the same underwriting standards for loans that we originate for our portfolio. At March 31, 2013, our purchased participation interests totaled $4.4 million. These participation loans include mobile home parks and land development. We do not purchase whole loans.

One loan participation we own is a pool of loans made in low to moderate income areas of Baltimore City. Our portion of these loans was approximately $1.1 million at March 31, 2013.

Securities. At March 31, 2013, we had $56.3 million of securities available-for-sale, consisting of U.S. government securities, certificates of deposit insured by the Federal Deposit Insurance Corporation, mortgage-backed securities and collateralized mortgage obligations issued by Freddie Mac or Fannie Mae or guaranteed by Ginnie Mae. Our securities portfolio is used to invest excess funds for increased yield and manage interest rate risk.

Our available-for-sale securities increased by $2.9 million, or 5.4%, from $53.4 million at March 31, 2012 to $56.3 million at March 31, 2013. The increase in available-for-sale securities is the result of purchases of $42.2 million of U.S. Agency mortgage-backed securities, U.S. Agency collateralized mortgage obligations and brokered certificates of deposit. The increase in available-for-sale securities was partially offset by calls, maturities or repayments of $18.0 million on securities. During the year ended March 31, 2013, the Company took advantage of market conditions and sold mortgage backed securities totaling $21.0 million and recognized gross gains of $317,681 and gross loses of $25,360. At March 31, 2013, we also held an investment of $181,800 in the common stock of the Federal Home Loan Bank of Atlanta. A portion of this investment is required in order to collateralize borrowings from the Federal Home Loan Bank of Atlanta. We hold no stock in Fannie Mae or Freddie Mac and have not held stock in these entities throughout the periods presented.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.

	March 31, 2013		March 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment securities available-for-sale:
U.S. government agencies	$15,137,211	$15,121,778	$2,000,282	$2,001,765
Brokered certificates of deposit	8,444,000	8,479,275	6,886,898	6,880,029
Mortgage-backed securities (Agency)	18,802,845	19,021,654	31,800,333	32,320,477
Collateralized mortgage obligations (Agency)	13,598,841	13,659,468	12,157,358	12,187,066
	$55,982,897	$56,282,175	$52,844,871	$53,389,337

The following table sets forth the stated maturities and weighted average yields of investment securities at March 31, 2013. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	March 31, 2013
(Dollars in thousands)	One Year or Less	After 1 to 5 Years	After 5 to 10 Years	After 10 Years	Total

Investment securities available-for-sale:
U.S. Government agencies
Estimated fair value	$0	$3,978,588	$10,150,205	$992,985	$15,121,778
Amortized cost	0	3,972,649	10,166,374	998,188	15,137,211
Yield	0.00%%	0.83%	1.61%	1.68%	1.41%
Brokered certificates of deposit
Estimated fair value	$4,203,915	$4,275,360	$0	$0	$8,479,275
Amortized cost	4,196,000	4,248,000	0	0	8,444,000
Yield	0.81%	1.03%	0.00%	0.00%	0.92%
Mortgage-backed securities – agency
Estimated fair value	$0	$114,960	$2,849,132	$16,057,562	$19,021,654
Amortized cost	0	106,100	2,775,266	15,921,479	18,802,845
Yield	0.00%	4.58%	1.50%	1.77%	1.75%
Collateralized mortgage-backed obligations (Agency)
Estimated fair value	$0	$0	$1,057,225	$12,602,243	$13,659,468
Amortized cost	0	0	1,047,962	12,550,879	13,598,841
Yield	0.00%	0.00%	1.16%	0.86%	0.88%%
Total Investment Securities:
Estimated fair value	$4,203,915	$8,368,908	$14,056,562	$29,652,790	$56,282,175
Amortized cost	4,196,000	8,326,749	13,989,602	29,470,546	55,982,897
Yield	0.81%	0.98%	1.55%	1.38%	1.32%

At March 31, 2013, we did not have any security (other than U.S. government agency securities) that exceeds 10% of our total equity at that date.

Ground Rents. Ground rents represent the value of long-term leases with respect to land we own underlying residential properties.  Our balance in ground rents decreased to zero at March 31, 2013 from $290,000 at March 31, 2012.  The entire ground rent portfolio was sold as of May 1, 2012 at the value recorded at March 31, 2012.

Foreclosed Real Estate. As of March 31, 2012, the Company had balances of $55,000 in foreclosed real estate. The foreclosed real estate consisted of one 1-4 single family home, which has subsequently been sold to an unrelated third party at a gain of less than $200 from its recorded value at March 31, 2013. As of March 31, 2012, the Company had no foreclosed real estate. The Company had a participation interest in a 14 unit rental property that was disposed of during the quarter ended September 30, 2011. The property was sold to an unrelated third party.

Deposits. We accept deposits primarily from individuals and businesses located in our primary market area. We rely on competitive pricing, customer service, account features and the location of our branch offices to attract and retain deposits. Deposits serve as the primary source of funds for our lending and investment activities. Interest-bearing deposit accounts offered include savings accounts, individual NOW accounts, money market accounts and certificates of deposit. Noninterest-bearing accounts consist of free checking and commercial checking accounts. Total deposits decreased by $5,525,000 to $134,656,000 at March 31, 2013 from $140,181,000 at March 31, 2012. Balances of noninterest-bearing deposits decreased by $611,000 to $5,972,000 at March 31, 2013 from $6,583,000 at March 31, 2012. Interest-bearing deposits decreased by $4,915,000 to $128,684,000 at March 31, 2013 compared to $133,599,000 at March 31, 2012. The decrease was in certificates of deposits which decreased by $7,686,000 from $102,946,000 at March 31, 2012 to $95,260,000 at March 31, 2013, and was partially offset by increases in savings accounts which increased by $1,926,000 from $22,751,000 at March 31, 2012 to $24,677,000 at March 31, 2013 and NOW and money market accounts which increased by $845,000 from $7,902,000 at March 31, 2012 to $8,747,000 at March 31, 2013.

The following table sets forth average balances and average rates of our deposit products for the periods ended March 31, 2013 and 2012.

	March 31,
	2013			2012
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate

Noninterest-bearing:
Demand	$5,871,691	4.23%	0.00%	$5,981,456	4.31%	0.00%
Interest-bearing:
NOW	2,265,244	1.62	0.10	2,274,056	1.64	0.10
Money Market	5,966,354	4.30	0.32	6,869,418	4.95	0.43
Savings	24,275,683	17.49	0.14	22,350,043	16.12	0.20
Time	100,451,169	72.36	1.51	101,221,578	72.98	1.89
	$138,830,141	100.00%	1.19%	$138,696,551	100.00%	1.43%

Time deposits of $100,000 or more included in time above, were $44,269,000 and $45,234,000 at March 31, 2013 and 2012, respectively.

During the year ended March 31, 2013, average balances in noninterest-bearing deposits decreased $110,000 or 1.84%. Average balances in interest-bearing deposits increased by $243,000, or 0.18%, with balances of $132,958,000 and $132,715,000 for the years ended March 31, 2013 and 2012, respectively. Maintenance of our level of deposits is a reflection of further turmoil in the financial markets as our customers continue to seek the security of FDIC-insured deposits.

The following table indicates the amount of certificates of deposit with balances of $100,000 or greater by time remaining until maturity as of March 31, 2013, none of which are brokered deposits.

Maturity Period	Amount

Three months or less	$6,610,952
Over three through six months	2,722,308
Over six through twelve months	7,926,767
Over twelve months	27,008,909
Total	$44,268,936

The following table sets forth time deposits classified by rates at the dates indicated.

	March 31,
	2013	2012

Less than 1.00%	$35,413,997	$18,800,069
1.00% to 1.99	45,098,426	49,216,893
2.00% to 2.99	8,869,776	28,218,992
3.00% to 3.99	2,584,077	2,949,319
4.00% to 4.99	3,294,154	3,760,730
	$95,260,430	$102,946,003

The following table sets forth the amount and maturities of time deposits at March 31, 2013.

	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years to Four Years	Over Four Years to Five Years	Total Time Deposits	Percentage of Total Time Deposits

Less than 1.00%	$22,926,290	$7,846,621	$4,641,086	$0	$0	$35,413,997	37.18%
1.00% to 1.99%	11,978,044	22,263,870	2,276,549	4,620,489	3,959,474	45,098,426	47.34
2.00 % to 2.99%	3,320,405	3,355,276	2,194,095	0	0	8,869,776	9.31
3.00% to 3.99%	2,584,077	0	0	0	0	2,584,077	2.71
4.00% to 4.99%	3,294,154	0	0	0	0	3,294,154	3.46
	$44,102,970	$33,465,767	$9,111,730	$4,620,489	$3,959,474	$95,260,430	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended March 31,
	2013	2012
Beginning balance	$140,181,227	$139,518,356
Increase (decrease) before interest credited	(7,118,059)	(1,324,519)
Interest credited	1,592,630	1,987,390
Net increase (decrease) in deposits	(5,525,429)	662,871
Ending balance	$134,655,798	$140,181,227

Borrowings. We are permitted to use borrowings from the Federal Home Loan Bank of Atlanta and repurchase agreements to supplement our supply of funds for loans and investments and for interest rate risk management. The Bank also has lines of credit available from two large financial institutions. We had no borrowings at March 31, 2013 or 2012.

Equity. For the year ended March 31, 2013, equity increased by $105,000, or 0.74%, primarily as a result of an increase of $214,000 in retained earnings relating to net income for the year, partially offset by a decrease of $148,000 in accumulated other comprehensive income relating to a reduction of unrealized gains in our available-for-sale securities portfolio. For the year ended March 31, 2012, equity increased by $516,000, or 3.78%, primarily as a result of an increase of $481,000 in accumulated other comprehensive income relating to unrealized gains in our available-for-sale securities portfolio.

Results of Operations for the Years Ended March 31, 2013 and 2012

Overview. For the year ended March 31, 2013 our net income was $213,700, compared to a net loss of $10,500 for the year ended March 31, 2012. The results for 2013 included improvements in many categories including increases in noninterest revenue and decreases in noninterest expense.

Net Interest Income. Net interest income decreased by $249,000 to $3,567,000 for the year ended March 31, 2013, compared to $3,816,000 for the year ended March 31, 2012. A decrease of $661,000 in interest income was offset by a decrease of $412,000 in interest expense on total deposits. Our interest rate spread was 2.29% for the year ended March 31, 2013 compared to 2.42% for the year ended March 31, 2012 and our net interest margin decreased to 2.40% for the year ended March 31, 2013 from 2.57% for the year ended March 31, 2012.

Interest on loans decreased by $392,000 to $4,330,000 for the year ended March 31, 2013 from $4,722,000 for the year ended March 31, 2012 due primarily to a $2,377,000 decrease in balances in land development loans and a $1,534,000 decrease in balances in commercial loans partially offset by a $1,932,000 increase in balances of residential mortgage loans. The average balance of loans decreased by $979,000 to $83,276,000 for the year ended March 31, 2013 from $84,254,000 for the year ended March 31, 2012. The average yield on loans decreased to 5.20% for the year ended March 31, 2013 from 5.60% for the year ended March 31, 2012 due to a change in loan mix.

Interest on securities available-for-sale decreased by $241,000 for the year ended March 31, 2013 as compared to the year ended March 31, 2012, caused by a 54 basis point decrease in the average yield of investment securities available-for-sale, partially offset by a $3,326,000 increase in the average balance of investment securities available-for-sale.

Interest on interest-bearing due from banks was $21,000 for the year ended March 31, 2013 as compared to $24,000 for the year ended March 31, 2012, as a result of a decrease of $2,108,000 in average balance from $9,760,000 for the year ended March 31, 2012 to $7,652,000 for the year ended March 31, 2013 partially offset by an increase in yield of 2 basis points from 0.25% for the year ended March 31, 2012 to 0.27% for the year ended March 31, 2013.

Interest on total deposits decreased to $1,576,000 for the year ended March 31, 2013 from $1,988,000 for the year ended March 31, 2012, due to a 31 basis point decrease in the average cost of interest-bearing deposits. Interest on certificates of deposits decreased $390,000 to $1,521,000 for the year ended March 31, 2013 as a result of the decrease in average cost of time deposits of 38 basis points and a decrease in average balances of $770,000. Interest on savings deposits decreased $12,000 to $33,000 for the year ended March 31, 2013 as a result of the decrease in average cost of savings deposits of 6 basis points partially offset by an increase in average balances of $1,926,000. Interest on NOW and money market deposit accounts decreased $10,000 to $21,000 for the year ended March 31, 2013, as a result of a decrease in average cost of NOW and money market deposits of 9 basis points and a decrease in average balances of $912,000 to $8,232,000 for the year ended March 31, 2013.

Average Balance and Yields. The following table for the years ended March 31, 2013 and 2012 presents information regarding the Company’s average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Amortization of net deferred loan fees is included in interest income on loans and is insignificant. Nonaccruing loans have been included in the table as loans carrying a zero yield. No tax-equivalent adjustments were made.

	Year Ended March 31,
	2013			2012
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets:
Interest-bearing deposits	$7,651,921	$20,855	0.27%	$9,759,937	$24,424	0.25%
Investment securities available-for-sale	57,124,532	785,048	1.37	53,798,745	1,026,505	1.91
Loans receivable, net	83,275,502	4,330,099	5.20	84,254,085	4,722,400	5.60
Other interest-earning assets	252,344	6,571	2.60	435,603	30,017	6.89
Total interest-earning assets	148,304,299	5,142,573	3.47%	148,248,370	5,803,346	3.91%
Noninterest-earning assets	5,919,087			5,196,144
Total assets	$154,223,386			$153,444,514

Liabilities and Shareholders’ Equity:
Time deposits	$100,451,169	1,521,162	1.51%	$101,221,578	1,910,906	1.89%
Savings	24,275,683	33,301	0.14	22,350,043	44,884	0.20
NOW and money market accounts	8,231,598	21,445	0.26	9,143,474	31,734	0.35
Total interest-bearing deposits	132,958,450	1,575,908	1.19	132,715,095	1,987,524	1.50
Other interest-bearing liabilities	520,632	15	0.00	459,555	0	0.00
Total interest-bearing liabilities	133,479,082	1,575,923	1.18%	133,174,650	1,987,524	1.49%
Noninterest-bearing deposits	5,871,691			5,981,456
Other noninterest-bearing liabilities	520,875			344,520
Total liabilities	139,871,648			139,500,626
Total shareholders’ equity	14,351,738			13,943,888
Total liabilities and shareholders’ equity	$154,223,386			$153,444,514

Net interest income		$3,566,650			$3,815,822
Interest rate spread			2.29%			2.42%
Net interest margin			2.40%			2.57%
Average interest-earning assets to average interest-bearing liabilities			111.11%			111.32%

•	Average loan balances include nonaccrual loans.
•	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

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

	Years Ended March 31, 2013 vs. 2012			Years Ended March 31, 2012 vs. 2011
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest-earning assets:
Interest-bearing balances due from banks	$(6)	$2	$(4)	$(20)	$(5)	$(25)
Investment securities	68	(310)	(242)	39	(28)	11
Loans receivable, net	(54)	(338)	(392)	(252)	(32)	(284)
Other interest-earning assets	(9)	(14)	(23)	0	0	0
Total interest-earning assets	(1)	(660)	(661)	(233)	(65)	(298)

Interest-bearing liabilities:
Time deposits	(15)	(375)	(390)	(13)	(238)	(251)
Savings deposits	4	(16)	(12)	0	(12)	(12)
NOW and Money market accounts	(3)	(7)	(10)	2	(11)	(9)
Total interest-bearing deposits	(14)	(398)	(412)	(11)	(261)	(272)
Other interest-bearing liabilities	0	0	0	0	0	0
Total interest-bearing liabilities	(14)	(398)	(412)	(11)	(261)	(272)
Change in net interest income	$13	$(262)	$(249)	$(222)	$196	$(26)

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

Our provision for loan losses decreased from $292,000 for the year ended March 31, 2012 to $230,000 for the year ended March 31, 2013. At March 31, 2013, the allowance for loan losses was $909,000, or 1.08% of the total end of period loan portfolio, compared to $837,000, or 0.98% of the total end of period loan portfolio, at March 31, 2012. Nonaccrual loans amounted to $314,000 of 1-4 single family residential mortgages, $16,000 of commercial loans and a consumer loan in the amount of $1,500 at March 31, 2013 and $288,000 at March 31, 2012. An additional commercial loan in the amount of $377,000 was 90 days delinquent and still accruing at March 31, 2013.

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

Net loan charge-offs amounted to $158,000 during the year ended March 31, 2013, compared to $91,000 during the year ended March 31, 2012. The 2013 net charge-offs were comprised of $68,000 of 1-4 single family residential mortgages and $89,000 for a land development loan.

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

Noninterest Revenue. Noninterest revenue increased by $322,000 or 143.10% for the year ended March 31, 2013 to $547,000 as compared to $225,000 for the year ended March 31, 2012. The increase during the 2013 period was due to a decrease in the provision for ground rent losses of $156,000 as the ground rent portfolio was sold in the first quarter of the year ended March 31, 2013, increases in the gains on the sale of investment securities of $94,000 and an increase in gain on disposal of property by $71,000.

Noninterest Expenses. Noninterest expense decreased by $89,000 or 2.38% from $3,759,000 for the year ended March 31, 2012 to $3,670,000 for the year ended March 31, 2013, primarily due to decreases salaries and employee benefits and occupancy and equipment expenses, partially offset by increases in other operating expenses and professional services expenses.

Income Tax Expense. For the years ended March 31, 2013 and 2012, we incurred no income tax expense. At March 31, 2013, we had a net operating loss carry-forward totaling approximately $643,000, which begins to expire during the year ending March 31, 2029. We also had a capital loss carry-forward of approximately $495,000, which expires during the year ending March 31, 2014. We have established a valuation allowance to reflect uncertainty as to our ability to realize our deferred tax asset. See note 12 of notes to the consolidated financial statements.

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

When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. When the loan becomes 15 day past due, a late notice is sent to the borrower. When the loan becomes 30 days past due, a more formal letter is sent. When the loan is 15 to 30 days past due, telephone calls are also made to the borrower. After 30 days, we regard the borrower in default. At 60 days delinquent, the borrower may be sent a letter from our attorney and we may commence collection proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. Generally, when a consumer loan becomes 60 days past due, we institute collection proceedings and attempt to repossess any personal property that secures the loan. Management informs the board of directors monthly of the amount of loans delinquent more than 30 days, all loans in foreclosure and repossessed property that we own.

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

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid balance of the loan, or estimated fair market value at the date of foreclosure less estimated selling costs. Any holding costs and declines in estimated fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our non-performing assets at the dates indicated.

	At March 31,
	2013	2012
Non-accrual loans:
Loans secured by mortgages:
Residential:
1-4 Single family	$313,581	$287,603
Multi-family	0	0
Lines of credit	0	0
Commercial	0	0
Land	0	0
Farm loans guaranteed by the USDA	0	0
Residential construction	0	0
Subtotal	313,581	287,603
Consumer	1,527	0
Commercial	15,577	0
Total	330,685	287,603

Accruing loans past due 90 days or more:
Loans secured by mortgages:
Residential:
1-4 Single family	0	606,624
Multi-family	0	0
Lines of credit	0	0
Commercial	376,579	0
Land	0	0
Farm loans guaranteed by the USDA	0	0
Residential construction	0	0
Subtotal	376,579	606,624
Consumer	0	0
Commercial	0	0
Total	376,579	606,624
Total of nonaccrual and 90 days or more past due loans	707,264	894,227

Foreclosed real estate	55,000	0
Other nonperforming assets	0	0
Total nonperforming assets	762,264	894,227

Troubled debt restructurings	379,930	381,466

Troubled debt restructurings and total nonperforming assets	$1,142,194	$1,275,693

Total nonperforming loans to total loans	0.84%	1.04%
Total nonperforming loans to total assets	0.47%	0.58%
Total nonperforming assets and troubled debt restructurings to total assets	0.76%	0.82%

At March 31, 2013, nonaccrual loans consisted of nine residential mortgage loans with a total contractual balance of $432,321 and after charge-offs of $118,741 the recorded balance is $313,580, one commercial loan with a contractual balance of $15,837 with no charge-offs and one consumer loan with a contractual balance of $1,527 with no charge-offs.

At March 31, 2012, nonaccrual loans consisted of six residential mortgage loans. The contractual balance on the loans was $368,403, and after charge-offs of $80,800 the recorded balance is $287,603.

For further information on our methodology for establishing specific valuation allowances, see “—Analysis and Determination of the Allowance for Loan Losses — Specific Valuation Allowance

We occasionally modify loans to extend the term to help borrowers stay current on their loan and to avoid foreclosure. At March 31, 2013, we had ten 1-4 single family mortgage loans totaling $1,650,100 that we had modified the terms either by extending the term or increasing the payments to allow the customer to become current. We did not forgive any principal or interest, or modify the interest rates on the loans. Seven of these ten modified loans were current, two of these ten with balances of $377,707 were 30-59 days delinquent and one of these ten with a balance of $239,351 was 90 days or greater delinquent at March 31, 2013. Two of these loans totaling $379,930 were considered to be troubled debt restructurings at March 31, 2013 and both of these loans are current. During the year ended March 31, 2013 we modified one 1-4 single family mortgage loan which was considered a troubled debt restructuring. The balance of this loan was $7,351 as of March 31, 2013.

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

Interest income that would have been recorded as of March 31, 2013 and 2012 had non-accrual loans been current according to their original terms, amounted to approximately $27,000 and $13,000, respectively.

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

The following table shows the aggregate amounts of our classified and criticized assets at the dates indicated.

	At March 31,
	2013	2012

Special mention assets	$7,709,857	$4,969,448
Substandard assets	910,216	1,398,962
Doubtful assets	0	0
Loss assets	0	0
Total classified and criticized assets	$8,620,073	$6,368,410

Classified and criticized assets include loans that are classified due to factors other than payment delinquencies, such as lack of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and, therefore, are not included as non-performing assets. Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms. Also included in classified and criticized assets are delinquent ground rents (that have a specific reserve) and foreclosed real estate.

At March 31, 2013, we had $7,710,000 of special mention loans which were not currently classified as non-accrual, 90 days past due, restructured or impaired but where known information about possible credit deficiencies of borrowers caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms. Included in this category were $510,000 in residential real estate loans that have experienced some delinquency, two commercial loans totaling $373,000 that were previously delinquent and are now performing, three commercial real estate loans totaling $3,431,000 that are performing, three land loans totaling $2,106,000 that are performing, and four residential construction loans in the amount of $1,290,000 that are performing.

Of the $910,000 of substandard assets at March 31, 2013, $55,000 was a 1-4 single family residence classified as foreclosed real estate, $321,000 were 1-4 single family residential mortgage loans with cumulative charge-offs of $119,000, $377,000 was a commercial real estate loan, $140,000 was a land loan with cumulative charge-offs of $89,500, $1,000 was a consumer loan, and $16,000 was a commercial loan.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At March 31,
	2013				2012
	30-89 Days		90 Days or More		30-89 Days		90 Days or More
	Number Of Loans	Principal Balance Of Loans	Number Of Loans	Principal Balance Of Loans	Number Of Loans	Principal Balance Of Loans	Number Of Loans	Principal Balance Of Loans

Loans secured by mortgages:
Residential:
1-4 Single family	11	$650,948	10	$313,580	12	$1,403,581	8	$816,600
Multi-family	0	0	0	0	0	0	0	0
Lines of credit					0	0		0
Commercial	0	0	1	376,579	1	384,887	0	0
Land	0	0	0	0	0	0	0	0
Farm loans guaranteed by the USDA	0	0	0	0	0	0	0	0
Residential construction	1	424,938	0	0	0	0	0	0
	12	1,075,886	11	690,159	13	1,788,468	8	816,600
Consumer	1	3,494	1	1,527	1	50	0	0
Commercial	0	0	1	15,577	1	31,194	0	0
Total	13	$1,079,380	13	$707,263	15	$1,819,712	8	$816,600

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

At March 31, 2013 and 2012, there were no loans that were delinquent or restructured or modified as the result of being a “sub-prime” loan or a loan underwritten with limited or no documentation.

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

	2013			2012
	Loan Balance	Allowance for Loan Losses Amount	% of Allowance to Total Allowance	Loan Balance	Allowance for Loan Losses Amount	% of Allowance to Total Allowance
Loans secured by mortgages:
Residential:
1-4 Single family	$54,604,184	$343,110	37.73%	$53,002,752	$372,404	44.49%
Multi-family	1,513,209	19,218	2.11	1,593,173	18,705	2.23
Lines of credit	2,658,271	15,950	1.75	2,247,787	13,817	1.65
Commercial	14,553,616	258,443	28.42	14,885,346	188,199	22.48
Land	4,191,616	95,200	10.47	6,568,154	152,621	18.23
Farm loans guaranteed by the USDA	888,544	0	0.00	0	0	0.00
Residential construction	1,367,134	36,459	4.01	1,203,508	16,417	1.96
	79,776,574	768,380	84.49	79,500,720	762,163	91.04
Consumer	403,331	2,802	0.31	612,326	3,103	0.37
Commercial	4,090,168	60,147	6.61	5,624,473	71,149	8.51
	$84,270,072	831,329	91.41	$85,737,519	836,415	99.92
Unallocated		78,159	8.59		648	0.08
Total Allowance for loan losses		$909,488	100.00%		$837,063	100.00%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or for the
	Year Ended March 31,
	2013	2012

Allowance for loan losses at beginning of period	$837,063	$635,535
Provision for loan losses	230,000	292,099
Recoveries:
Loans secured by mortgages::
Residential:
1-4 Single family	7,401	3,366
Multi-family	0	0
Lines of credit	0	0
Commercial	0	0
Land	0	0
Farm loans guaranteed by the USDA	0	0
Residential construction	0	0
	7,401	3,366
Consumer	0	0
Commercial	236	65
Total recoveries	7,637	3,431

Charge-offs:
Loans secured by mortgages::
Residential:
1-4 Single family	75,712	80,800
Multi-family	0	0
Lines of credit
Commercial	0	0
Land	89,500	0
Farm loans guaranteed by the USDA	0	0
Residential construction	0	0
	165,212	80,800
Consumer	0	0
Commercial	0	13,202
Total charge-offs	165,212	94,002
Net charge-offs	157,575	90,571

Allowance for loan losses at end of period	$909,488	$837,063

Allowance for loan losses to non-performing loans	128.59%	93.61%
Allowance for loan losses to total loans outstanding at the end of the period	1.08%	0.98%
Net charge-offs (recoveries) to average loans outstanding during the period	0.19%	0.11%

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

The following table, which is based on information that we furnish to our third-party provider, presents our change in the EAR and changes in the EVE at March 31, 2013 that would occur in the event of an immediate change in interest rates as described above, with no effect given to any steps that we might take to counteract that change.

	Economic Value of Equity (EVE)			Earnings at Risk (EAR)
Change (in Basis points) In Rates	Amount (000)	% Change	EVE Ratio	Amount (000)	% Change

+400	$(7,883.5)	(49.0)	5.80%	$(193.2)	(5.6)
+300	(5,805.3)	(36.1)	7.11	(72.1)	(2.1)
+200	(3,483.8)	(21.7)	8.50	37.5	1.1
+100	(1,541.2)	(9.6)	9.61	124.7	3.6
0	0.0	0.0	10.44	0.0	0.0
-100	(606.3)	(3.8)	10.05	(330.1)	(9.5)

Memo (000):
EVE under current interest rates:	$16,088.2
NII under current interest rates:	$3,461.8

We use various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if there is a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At March 31, 2013, cash and cash equivalents totaled $4.8 million. Securities classified as available-for-sale amounted to $56.3 million. The certificates of deposit in banks of $500,000 at March 31, 2013 provide additional sources of liquidity. Our liquidity has increased as customers have sought the safety of FDIC-insured deposits. In addition, at March 31, 2013, we had the ability to borrow a total of approximately $30.3 million from the Federal Home Loan Bank of Atlanta and we have $7.0 million in lines of credit with two large financial institutions. At March 31, 2013, we had no Federal Home Loan Bank advances outstanding or borrowings on the lines of credit.

At March 31, 2013, we had $5.2 million in commitments to extend credit outstanding. Certificates of deposit due within one year of March 31, 2013 totaled $44.1 million, or 46.3% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2013. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of March 31, 2013.

		Payments Due by Period
Contractual Obligations	Total	One Year or Less	Over One to Three Years	Over Three to Five Years	More Than Five Years

Long-term debt obligations	$0	$0	$0	$0	$0
Capital lease obligations	0	0	0	0	0
Operating lease obligations	2,651,753	291,758	614,577	655,399	1,090,019
Loan purchase obligations	0	0	0	0	0
Other long-term liabilities reflected on balance sheet	0	0	0	0	0
Total	$2,651,753	$291,758	$614,577	$655,399	$1,090,019

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

Financing and Investing Activities

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2013, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

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

For the year ended March 31, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The information required by this item is included herein beginning on page 59.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of March 31, 2013 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment and on the forgoing criteria, management has concluded that, as of March 31, 2013, the Company’s internal control over financial reporting is effective.

/s/ Michael P. Gavin
Michael P. Gavin
President, Chief Executive Officer
and Chief Financial Officer

(c) Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

The information relating to the directors of the Company is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders – Item 1 - Election of Directors” in the Proxy Statement for the Company’s 2013 Annual Meeting of Stockholders (the “Proxy Statement”).

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

(d)	Equity Compensation Plans

The following table sets forth certain information as of March 31, 2013, with respect to the Company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	23,670	$8.00	54,884
Equity compensation plans not approved by security holders	0	N/A	0
Total	23,670	$8.00	54,884

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

Consolidated Statements of Financial Condition as of March 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended March 31, 2013 and 2012

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended March 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended March 31, 2013 and 2012

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(b)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Articles of Incorporation of Madison Bancorp, Inc. (1)
3.2	Bylaws of Madison Bancorp, Inc. (1)
4.0	Form of Common Stock Certificate of Madison Bancorp, Inc. (1)
10.1	+Employment Agreement between Madison Square Federal Savings Bank and Michael P. Gavin (1)
10.2	+Employment Agreement between Madison Square Federal Savings Bank and Ronald E. Ballard (1)
10.3	+Employment Agreement between Madison Square Federal Savings Bank and Melody P. Kline (1)
10.4	+Employment Agreement between Madison Square Federal Savings Bank and Kay Webster (1)
10.5	+ Madison Square Federal Savings Bank Employee Severance Compensation Plan (1)
10.6	+ Madison Square Federal Savings Bank Deferred Compensation Plan (1)
10.7	+ Employment Agreement between Madison Bancorp Inc. and each of Michael P. Gavin,
Ronald E. Ballard, Melody P. Kline and Kay Webster (1)
10.8	+Madison Bancorp, Inc. 2011 Equity Incentive Plan (2)
14.0	Code of Ethics (3)
21.0	Subsidiaries of Registrant
23.0	Consent of Rowles & Company
31.0	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.0	Section 1350 Certifications
101.0*	The following materials from the Company’s Annual Report on Form 10-K for the year ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements

*	Furnished, not filed
+	Management contract or compensatory plan arrangement
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-167455).
(2)	Incorporated herein by reference to the Company’s definitive proxy statement (File No. 0-54081) filed on October 11, 2011.
(3)	Incorporated herein by reference
to the Company’s Annual Report on Form 10-K for the year ended March 31, 2011 (File No. 0-54081).

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF

MADISON BANCORP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Madison Bancorp, Inc.

Baltimore, Maryland

We have audited the accompanying consolidated statements of financial condition of Madison Bancorp, Inc. and Subsidiaries as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Madison Bancorp, Inc. and Subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Baltimore, Maryland

June 24, 2013

101 E. Chesapeake Avenue, Suite 300, Baltimore, Maryland 21286

410-583-6990 FAX 410-583-7061

Website: www.Rowles.com

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Financial Condition

March 31, 2013 and March 31, 2012

	2013	2012
Assets
Cash and due from banks	$663,720	$929,870
Federal funds sold and interest-bearing deposits	4,149,416	9,805,343
Cash and cash equivalents	4,813,136	10,735,213
Certificates of deposit	499,862	737,975
Investment securities available-for-sale	56,282,175	53,389,337
Federal Home Loan Bank stock, at cost	181,800	234,500
Loans receivable, net	83,540,352	84,986,411
Premises and equipment, net	3,538,379	3,753,712
Ground rents, net	0	290,000
Foreclosed real estate	55,000	0
Accrued interest receivable	421,538	428,042
Prepaid expenses and other assets	569,604	689,937
Total Assets	$149,901,846	$155,245,127
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing	$5,971,726	$6,582,554
Interest bearing	128,684,072	133,598,673
Total Deposits	134,655,798	140,181,227
Advances from borrowers for taxes and insurance	627,482	542,598
Deferred income taxes	8,350	105,065
Other liabilities	350,128	261,519
Total Liabilities	135,641,758	141,090,409
Shareholders’ Equity
Common Stock, $.01 par value, 10,000,000 shares authorized. Issued: 608,116 shares at March 31, 2013 and 2012	6,081	6,081
Additional paid-in capital	5,361,954	5,345,251
Retained earnings	9,049,637	8,835,984
Unearned ESOP shares	(338,813)	(362,300)
Accumulated other comprehensive income	181,229	329,702
Total Shareholders’ Equity	14,260,088	14,154,718
Total Liabilities and Shareholders’ Equity	$149,901,846	$155,245,127

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended March 31, 2013 and 2012

	2013	2012
Interest Revenue
Loans, including fees	$4,330,099	$4,722,400
Investment securities available-for-sale	785,048	1,026,505
Interest-bearing deposits	20,855	24,424
Other	6,571	30,017
Total Interest Revenue	5,142,573	5,803,346
Interest Expense
Deposits:
Time	1,521,162	1,910,906
Savings	33,301	44,884
NOW and Money Market	21,445	31,734
Borrowings	15	0
Total Interest Expense	1,575,923	1,987,524
Net Interest Income	3,566,650	3,815,822
Provision for Loan Losses	230,000	292,099
Net Interest Income after Provision for Loan Losses	3,336,650	3,523,723
Noninterest Revenue
Gain on sale of investment securities	292,321	198,029
Gain (loss) on disposal of property	71,026	(262)
Provision for ground rent losses	0	(155,956)
Other	183,301	183,051
Total Noninterest Revenue	546,648	224,862
Noninterest Expenses
Salaries and employee benefits	1,981,428	2,041,880
Occupancy and equipment expense	841,936	865,591
Advertising	10,379	12,203
Professional services	196,590	184,672
FDIC premiums and regulatory assessments	169,155	194,175
Data processing	204,901	213,622
Stationery and postage	69,398	79,075
Other operating expenses	195,858	167,914
Total Noninterest Expense	3,669,645	3,759,132
Income (Loss) Before Income Taxes	213,653	(10,547)
Income Tax Expense	0	0
Net Income (Loss)	$213,653	$(10,547)
Net income (loss) per common share - basic	$0.37	$(0.02)
Net income (loss) per common share - diluted	$0.37	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years Ended March 31, 2013 and 2012

	Years Ended
	March 31,
	2013	2012

Net income (loss)	$213,653	$(10,547)
Other comprehensive income (loss):
Securities available-for-sale:
Net unrealized gain / (loss) during the period	47,135	992,405
Reclassification adjustment for (gains) / losses in net income	(292,321)	(198,029)
	(245,186)	794,376
Deferred tax expense (benefit):
Securities available-for-sale:
Net unrealized gain / (loss) during the period	18,593	391,453
Reclassification adjustment for (gains) / losses in net income	(115,306)	(78,112)
	(96,713)	313,341
Other comprehensive income (loss), net of tax	(148,473)	481,035
Comprehensive income	$65,180	$470,488

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended March 31, 2013 and 2012

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-in	Retained	ESOP	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Shares	Income	Equity

Balance March 31, 2011	$6,081	$5,335,052	$8,846,531	$(397,300)	$(151,333)	$13,639,031
Net loss			(10,547)			(10,547)
Net unrealized gain on available-for-sale securities, net of tax effect of $(313,341)					481,035	481,035
Stock-based compensation		15,449				15,449
ESOP shares released for allocation		(5,250)		35,000		29,750

Balance March 31, 2012	$6,081	$5,345,251	$8,835,984	$(362,300)	$329,702	$14,154,718

Balance March 31, 2012	$6,081	$5,345,251	$8,835,984	$(362,300)	$329,702	$14,154,718
Net income			213,653			213,653
Net unrealized loss on available-for-sale securities, net of tax effect of $96,713					(148,473)	(148,473)
Stock-based compensation		14,260				14,260
ESOP shares released for allocation		2,443		23,487		25,930
Balance March 31, 2013	$6,081	$5,361,954	$9,049,637	$(338,813)	$181,229	$14,260,088

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended March 31, 2013 and 2012

	2013	2012
Cash flows from Operating Activities
Net income (loss)	$213,653	$(10,547)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of investment securities, net	305,686	197,780
Decrease (Increase) in net deferred loan costs	(93,812)	7,727
Provision for loan losses	230,000	292,099
Provision for ground rent losses	0	155,956
Gain on sale of investment securities	(292,321)	(198,029)
(Gain) loss on disposal of property and equipment	(71,026)	262
Loss on sale of foreclosed real estate	0	9,948
Write-down of foreclosed real estate	2,000	10,000
Depreciation and amortization	209,230	232,192
ESOP activity	25,930	29,750
Stock-based compensation	14,260	15,449
Changes in operating assets and liabilities:
Accrued interest receivable	6,504	12,641
Prepaid expenses and other assets	120,333	175,264
Other liabilities	88,609	(13,892)
Net cash provided by operating activities	759,046	916,600
Cash flows from Investing Activities
Decrease in loans receivable, net	1,252,871	892,261
Decrease (Increase) in investment certificates of deposit, net	238,113	(255,302)
Activity in available-for-sale securities:
Sales	21,035,062	28,599,397
Maturities, repayments and calls	17,969,466	17,811,631
Purchases	(42,155,919)	(46,380,770)
Purchase of property and equipment	(17,727)	(109,222)
Proceeds from sale of property and equipment	94,856	25
Proceeds from redemption of FHLB stock	52,700	8,000
Proceeds from sale of other real estate owned	0	414,052
Proceeds from sale of ground rents	290,000	7,900
Net cash provided by (used in) investing activities	(1,240,578)	987,972
Cash flow from Financing Activities
Increase (decrease) in deposits, net	(5,525,429)	662,871
Increase (decrease) in advances from borrowers, net	84,884	(15,386)
Net cash provided by (used in) financing activities	(5,440,545)	647,485
Net Change in Cash and Cash Equivalents	(5,922,077)	2,552,057
Cash and Cash Equivalents, Beginning of Year	10,735,213	8,183,156
Cash and Cash Equivalents, End of Year	$4,813,136	$10,735,213

Supplemental disclosure:
Loans transferred to foreclosed real estate	$57,000	$0
Interest paid	1,592,630	1,987,390

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingent liabilities at the date of the financial statements and revenue and expenses during the year. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred income tax valuation allowances, the fair value of investment securities and other-than-temporary impairment of investment securities.

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

Investment Securities. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Madison did not have any securities classified as trading or held-to-maturity at March 31, 2013 or 2012. Amortization and accretion are recognized in interest revenue using the interest method. Debt securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. All other securities are classified as available-for-sale and reported at fair value.

Changes in unrealized gains and losses, net of related deferred taxes, for available-for-sale securities are recorded in accumulated other comprehensive income. The credit component of an other-than-temporary impairment is recorded in noninterest revenue and the non-credit component is recorded in accumulated other comprehensive income in the period in which the impairment is recognized. Realized gains and losses on securities are recognized using the specific identification method and are included in noninterest revenue.

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

Management evaluates securities for impairment on a quarterly basis. Management assesses whether (a) it has the intent to sell a security being evaluated and (b) it is more likely than not that the Bank will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair values of securities below their cost that are considered other-than-temporary declines would be split into two components. The first is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses, which are recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, (3) changes in the rating of the security by a rating agency, (4) recoveries or additional declines in fair value subsequent to the balance sheet date, (5) failure of the issuer of the security to make scheduled interest or principal payments, and (6) the payment structure of the debt security and the likelihood of the issuer being able to make payments in the future. Management also monitors cash flow projections for securities that are considered beneficial interests.

Federal Home Loan Bank Stock. Federal Home Loan Bank of Atlanta (the “FHLB”) stock is an equity interest in the FHLB, which does not have a readily determinable fair value for purposes of generally accepted accounting principles, because its ownership is restricted and it lacks a market. FHLB stock can be sold back only at par value of $100 per share and only to the FHLB or another member institution. As of March 31, 2013 and 2012, the Company owned shares totaling $181,800 and $234,500, respectively.

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

Loans are considered impaired when, based on current information, management considers it unlikely that the collection of principal and interest payments will be made according to contractual terms. Generally, loans are not reviewed for impairment until the accrual of interest has been discontinued. If collection of principal is evaluated as doubtful, all payments are applied to principal. Impaired loans are measured: (i) at the present value of expected cash flows discounted at the loan’s effective interest rate; (ii) at the observable market price; or (iii) at the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for loan losses.

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

Management considers a number of factors in estimating the required level of the allowance. These factors include: historical loss experience in the loan portfolios; the levels and trends in past-due and nonaccrual loans; the status of nonaccrual loans and other loans identified as having the potential for further deterioration; credit risk and industry concentrations; trends in loan volume; the effects of any changes in lending policies and procedures or underwriting standards; and a continuing evaluation of the economic environment.

Premises and Equipment. Land is carried at cost. Buildings, land improvements, leasehold improvements, and furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the useful lives of the improvements. Maintenance and normal repairs are charged to noninterest expense as incurred, while additions and improvements to buildings and furniture and equipment are capitalized. Gains or losses on disposition of assets are reflected in earnings.

Long-lived assets are evaluated for impairment by management on an ongoing basis. Impairment may occur whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Ground Rents. The Bank sold its entire ground rent portfolio in May 2012. Ground rents were carried at cost, less a valuation allowance, and had been held as a long-term investment. The Bank recorded an estimated valuation allowance for the quarter ended March 31, 2012, based on the terms of a contract to sell the ground rent portfolio for $290,000.

Foreclosed Real Estate. Real estate property acquired through foreclosure or other means is recorded at the lower of its carrying value or the fair value of the related real estate collateral at the transfer date less estimated selling costs. Losses incurred at the time of foreclosure are charged to the allowance for loan losses. Subsequent reductions in the estimated fair value of the property are recorded in noninterest expense. Costs to maintain other real estate are expensed as incurred.

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

Subsequent Events. We evaluated subsequent events after March 31, 2013, through June 21, 2013, the date this report was available to be issued. No significant events were identified that would affect the presentation of the financial statements.

Recently Adopted Accounting Guidance

ASU 2011-11, “Balance Sheet (Topic 210) — “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements, reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2013-01, “Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” clarifies that ordinary trade receivables are not within the scope of ASU 2011-11. AUS 2011-11, as amended by ASU 2013-01, became effective on January 1, 2013, and did not have a significant impact on our financial statements.

ASU 2012-02 “Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 became effective on January 1, 2013 and did not have a significant impact on our financial statements.

ASU 2012-06 “Business Combinations (Topic 805) – Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force).” ASU 2012-06 clarifies the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. Under ASU 2012-06, when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and, subsequently, a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). ASU 2012-06 became effective on January 1, 2013 and did not have a significant impact on our financial statements.

ASU 2013-02 “Comprehensive Income (Topic 220) – Reporting of Amounts of Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 amends recent guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 became effective on January 1, 2013 and did not have a significant impact on our financial statements

Note 2. Net Income per Share

Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Both the basic and diluted earnings per share for the years ended March 31, 2013 and 2012 are summarized below:

	Year Ended March 31, 2013	Year Ended March 31, 2012

Net income (loss)	$213,653	$(10,547)

Average common shares outstanding	572,594	569,266
Stock option adjustment	10,175	0
Average common shares outstanding - diluted	582,769	569,266

Net income (loss) per common share - basic	$0.37	$(0.02)
Net income (loss) per common share - diluted	$0.37	$(0.02)

Note 3. Cash and Cash Equivalents

The Company sells federal funds on an unsecured basis to correspondent banks. As of March 31, 2013 and 2012, the balance of federal funds sold on an unsecured basis was $173,535 and $173,185, respectively. As of March 31, 2013 and 2012, the Company had $168,629 and $1,244,143, respectively, invested in a money market account at a brokerage that is not covered by deposit insurance.

Financial institutions are required to carry noninterest-bearing cash reserves at specific percentages of deposit balances. The Bank’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirement.

Note 4. Investment Securities

The amortized cost and estimated fair value of investment securities at March 31, 2013 and 2012 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2013
Investment securities available-for-sale:
U.S. government agencies	$15,137,211	$18,332	$33,765	$15,121,778
Brokered certificates of deposit	8,444,000	36,394	1,119	8,479,275
Mortgage-backed securities (Agency)	18,802,845	256,680	37,871	19,021,654
Collateralized mortgage obligations (Agency)	13,598,841	76,606	15,979	13,659,468
	$55,982,897	$388,012	$88,734	$56,282,175

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2012
Investment securities available-for-sale:
U.S. government agencies	$2,000,282	$6,888	$5,405	$2,001,765
Brokered certificates of deposit	6,886,898	6,883	13,752	6,880,029
Mortgage-backed securities (Agency)	31,800,333	530,374	10,230	32,320,477
Collateralized mortgage obligations (Agency)	12,157,358	41,346	11,638	12,187,066
	$52,844,871	$585,491	$41,025	$53,389,337

The Bank has arranged for two lines of credit for liquidity to meet expected and unexpected cash needs with large financial institutions. Any advances would be collateralized by the brokered certificates of deposit and various U.S. Government Agency securities. As of March 31, 2013 and 2012, there were no borrowings or securities pledged under these lines of credit.

The following is a summary of contractual maturities of securities available-for-sale as of March 31, 2013:

	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
Amounts maturing in:
One year or less	$4,196,000	$4,203,915
After one year through five years	8,220,649	8,253,949
After five years through ten years	10,166,374	10,150,205
After ten years	998,188	992,984
	23,581,211	23,601,053

Mortgage-backed securities (Agency)	18,802,845	19,021,654
Collateralized mortgage obligations (Agency)	13,598,841	13,659,468
	$55,982,897	$56,282,175

Proceeds from sales of investment securities were $21.0 million and $28.6 million during the years ended March 31, 2013 and 2012, respectively with gains of $317,681 and losses of $25,360 for the year ended March 31, 2013, and gains of $400,176 and losses of $202,147 for the year ended March 31, 2012.

The following table presents Madison’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at March 31, 2013 and 2012.

	Less than 12 Months		12 Months or More		Total
March 31, 2013	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Investment securities available-for-sale:
U.S. government agencies	$7,592,327	$33,765	$0	$0	$7,592,327	$33,765
Brokered certificates of deposit	431,881	1,119	0	0	431,881	1,119
Mortgage-backed securities (Agency)	4,318,861	37,871	0	0	4,318,861	37,871
Collateralized mortgage obligations (Agency)	2,214,670	11,111	1,117,261	4,868	3,331,931	15,979
	$14,557,739	$83,866	$1,117,261	$4,868	$15,675,000	$88,734

	Less than 12 Months		12 Months or More		Total
March 31, 2012	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Investment securities available-for-sale:
U.S. government agencies	$643,612	$5,405	$0	$0	$643,612	$5,405
Brokered certificates of deposit	2,652,248	13,752	0	0	2,652,248	13,752
Mortgage-backed securities (Agency)	3,241,420	9,856	443,979	374	3,685,399	10,230
Collateralized mortgage obligations (Agency)	1,103,516	9,437	798,424	2,201	1,901,940	11,638
	$7,640,796	$38,450	$1,242,403	$2,575	$8,883,199	$41,025

The gross unrealized losses are not considered by management to be other-than-temporary impairments. Management has the intent and ability to hold these securities until recovery of their fair value. In most cases, temporary impairment is caused by market interest rate fluctuations

Note 5. Loans Receivable and Allowance for Loan Losses

Loans receivable consist of the following at March 31, 2013 and 2012, respectively:

	2013	2012
Loans secured by mortgages:
Residential:
1-4 Single family	$54,604,184	$53,002,752
Multifamily	1,513,209	1,593,173
Lines of credit	2,658,271	2,247,787
Commercial	14,553,616	14,885,346
Land	4,191,616	6,568,154
Farm loans guaranteed by the USDA	888,544	0
Residential construction	1,367,134	1,203,508
	79,776,574	79,500,720
Consumer	403,330	612,326
Commercial	4,090,168	5,624,473
Total loans receivable	84,270,072	85,737,519
Net deferred costs	179,768	85,955
Allowance for loan losses	(909,488)	(837,063)
Loans receivable, net	$83,540,352	$84,986,411

Credit Quality Indicators

Management considers many factors when evaluating individual loans: among other things, the overall risk involved; the nature of the collateral; the character, capacity, financial responsibility and record of the borrower; and the probability of repayment or orderly liquidation in accordance with the loan terms.

Asset quality ratings are divided into three groups: Pass (unclassified), Special Mention, and Classified (adverse classification).

Pass - A pass loan is considered of sufficient quality to preclude a special mention or an adverse rating. Pass assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral.

Special Mention - The purpose of the special mention category is to identify assets that do not warrant adverse classification, but do possess credit deficiencies or other potential weaknesses. Management applies a higher qualitative factor to special mention loans than pass loans when determining the balance of the allowance for loan losses.

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

Loans classified as substandard may exhibit one or more of the following characteristics:

•	Collateral has deteriorated.
•	The primary source of repayment is gone and the Bank is relying upon a secondary source.
•	A loss does not seem likely but significant problems exist, leading the Bank to go to great lengths to protect its investment.
•	Borrowers are unable to generate enough cash flow for debt reduction.
•	Flaws in documentation exist, leaving the Bank as a lender in a subordinated or unsecured position.
•	The feasibility of an orderly and prompt sale of the collateral is not possible.
•	Borrowers have a history of making slow payments.

Loans classified as substandard will require calculations to determine the fair value on the particular loan. In determining the general valuation allowance, loans of similar characteristics will be analyzed on a pool basis. Examples of these types of loans include single-family residential loans, certain consumer loans such as car loans or home equity loans. When a loan is classified and is part of these loan types, the allowance on this particular type may be increased to reflect the potential for loss.

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

When loans or portions of a loan are considered a loss, it will be the policy of the Bank to write-off the amount designated as loss. Recoveries will be treated as additions to the allowance for loan losses.

The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans as of March 31, 2013 and 2012.

Commercial Credit Exposure	Commercial, Not Real Estate Secured		Commercial Real Estate (1)
	2013	2012	2013	2012
Grade:
Pass	$3,702,067	$4,925,036	$11,634,602	$13,298,287
Special Mention	372,524	699,437	3,430,979	1,587,059
Substandard	15,577	0	376,579	0
Doubtful	0	0	0	0
Loss	0	0	0	0
	$4,090,168	$5,624,473	$15,442,160	$14,885,346

Other Credit Exposure	Residential Real Estate Construction and Land		Residential Real Estate Other (2)		Consumer
	2013	2012	2013	2012	2013	2012
Grade:
Pass	$2,021,668	$5,592,390	$57,944,859	$54,941,070	$401,803	$612,326
Special Mention	3,396,480	1,946,770	509,874	736,182	0	0
Substandard	140,602	232,502	320,931	1,166,460	1,527	0
Doubtful	0	0	0	0	0	0
Loss	0	0	0	0	0	0
	$5,558,750	$7,771,662	$58,775,664	$56,843,712	$403,330	$612,326

(1)	Commercial real estate includes farm loans guaranteed by the USDA.

(2)	Residential real estate other includes 1-4 family residential, multifamily residential and home equity lines of credit.

Age Analysis of Past Due Loans, as of March 31, 2013 and 2012

March 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Loans secured by mortgages:
Residential:
1-4 Single family	$576,788	$74,160	$313,580	$964,528	$53,639,656	$54,604,184
Multifamily	0	0	0	0	1,513,209	1,513,209
Lines of credit	0	0	0	0	2,658,271	2,658,271
Commercial	0	0	376,579	376,579	14,177,037	14,553,616
Land	0	0	0	0	4,191,616	4,191,616
Farm	0	0	0	0	888,544	888,544
Residential Construction	424,938	0	0	424,938	942,196	1,367,134
	1,001,726	74,160	690,159	1,766,045	78,010,529	79,776,574
Consumer	3,494	0	1,527	5,021	398,309	403,330
Commercial	0	0	15,577	15,577	4,074,591	4,090,168
	$1,005,220	$74,160	$707,263	$1,786,643	$82,483,429	$84,270,072

March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Loans secured by mortgages:
Residential:
1-4 Single family	$1,403,581	$0	$816,600	$2,220,181	$50,782,571	$53,002,752
Multifamily	0	0	0	0	1,593,173	1,593,173
Lines of credit	0	0	0	0	2,247,787	2,247,787
Commercial	384,887	0	0	384,887	14,500,459	14,885,346
Land	0	0	0	0	6,568,154	6,568,154
Farm	0	0	0	0	0	0
Residential Construction	0	0	0	0	1,203,508	1,203,508
	1,788,468	0	816,600	2,605,068	76,895,652	79,500,720
Consumer	0	50	0	50	612,276	612,326
Commercial	31,194	0	0	31,194	5,593,279	5,624,473
	$1,819,662	$50	$816,600	$2,636,312	$83,101,207	$85,737,519

As of March 31, 2013, there were nine nonaccrual 1-4 single family loans totaling $313,581 with forgone interest of $26,954, one commercial loan in the amount of $15,577 with forgone interest of $109 and one consumer loan in the amount of $1,527, which has subsequently been paid off.

As of March 31, 2013, there was one commercial real estate loan with a balance of $376,579 that was 90 days past-due but remained on accrual status.

As of March 31, 2012, there were six nonaccrual 1-4 single family loans totaling $287,603, with forgone interest of $12,701. As of March 31, 2012, 1-4 single family loans totaling $606,624 were 90 days or more past due and accruing interest.

Impaired Loans as of and for the Year Ended March 31, 2013

	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized	Nonaccrual Interest Not Accrued
Loans secured by mortgages:
Residential:
1-4 Single family	$812,251	$313,581	$379,930	$693,511	$60,200	$777,370	$10,346	$26,954
Multifamily	0	0	0	0	0	0	0	0
Lines of credit	0	0	0	0	0	0	0	0
Commercial	376,579	376,579	0	376,579	0	381,180	33,686	0
Land	230,102	140,602	0	140,602	0	223,763	9,945	0
Farm	0	0	0	0	0	0	0	0
Residential construction	0	0	0	0	0	0	0	0
	1,418,932	830,762	379,930	1,210,692	60,200	1,382,313	53,977	26,954
Consumer	1,527	1,527	0	1,527	0	1,588	34	0
Commercial	15,837	15,577	0	15,577	0	16,832	343	109
Total impaired loans	$1,436,296	$847,866	$379,930	$1,227,796	$60,200	$1,400,733	$54,354	$27,063

Impaired Loans as of and for the Year Ended March 31, 2012

	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized	Nonaccrual Interest Not Accrued
Loans secured by mortgages:
Residential:
1-4 Single family	$1,252,549	$778,480	$387,980	$1,166,460	$53,000	$1,228,377	$58,003	$12,701
Multifamily	0	0	0	0	0	0	0	0
Lines of credit	0	0	0	0	0	0	0	0
Commercial	0	0	0	0	0	0	0	0
Land	232,502	0	232,502	232,502	69,500	233,502	10,687	0
Farm	0	0	0	0	0	0	0	0
Residential construction	0	0	0	0	0	0	0	0
	1,485,051	778,480	620,482	1,398,962	122,500	1,461,879	68,690	12,701
Consumer	0	0	0	0	0	0	0	0
Commercial	0	0	0	0	0	0	0	0
Total impaired loans	$1,485,051	$778,480	$620,482	$1,398,962	$122,500	$1,461,879	$68,690	$12,701

We occasionally modify loans to extend the term to help borrowers stay current on their loan and to avoid foreclosure. At March 31, 2013, we had ten 1-4 single family mortgage loans totaling $1,650,100 that we had modified the terms either by extending the term or increasing the payments to allow the customer to become current. We did not forgive any principal or interest, or modify the interest rates on the loans. Seven of these ten modified loans were current, two of these ten with balances of $377,707 were 30-59 days delinquent and one of these ten with a balance of $239,351 was 90 days or greater delinquent at March 31, 2013. Two of these loans totaling $379,930 were considered to be troubled debt restructurings at March 31, 2013 and both of these loans are current.

During the year ended March 31, 2013 we modified one 1-4 single family mortgage loan which was considered a troubled debt restructuring. The balance of this loan was $7,351 as of March 31, 2013.

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

The following tables set forth for the years ended March 31, 2013 and 2012, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

For the year ended March 31, 2013:

	Allowance 3/31/2012	Charge- offs	Recoveries	Provision	Allowance 3/31/2013
Loans secured by mortgages:
Residential:
1-4 Single family	$372,404	$75,712	$7,401	$39,017	$343,110
Multifamily	18,705	0	0	513	19,218
Lines of credit	13,817	0	0	2,133	15,950
Commercial	188,199	0	0	70,244	258,443
Land	152,621	89,500	0	32,079	95,200
Farm	0	0	0	0	0
Residential construction	16,417	0	0	20,042	36,459
	762,163	165,212	7,401	164,028	768,380
Consumer	3,103	0	0	(301)	2,802
Commercial	71,149	0	236	(11,238)	60,147
Unallocated	648	0	0	77,511	78,159
Total	$837,063	$165,212	$7,637	$230,000	$909,488

	Allowance		Loan Balance
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Loan Balance
Loans secured by mortgages:
Residential:
1-4 Single family	$60,200	$282,910	$693,511	$53,910,673	$54,604,184
Multifamily	0	19,218	0	1,513,209	1,513,209
Lines of credit	0	15,950	0	2,658,271	2,658,271
Commercial	0	258,443	376,579	14,177,037	14,553,616
Land	0	95,200	140,602	4,051,014	4,191,616
Farm	0	0	0	888,544	888,544
Residential construction	0	36,459	0	1,367,134	1,367,134
	60,200	708,180	1,210,692	78,565,882	79,776,574
Consumer	0	2,802	1,527	401,803	403,330
Commercial	0	60,147	15,577	4,074,591	4,090,168
Unallocated	0	78,159	0	0	0
Total	$60,200	$849,288	$1,227,796	$83,042,276	$84,270,072

For the year ended March 31, 2012:

	Allowance 3/31/2011	Charge- offs	Recoveries	Provision	Allowance 3/31/2012
Loans secured by mortgages:
Residential:
1-4 Single family	$185,114	$80,800	$3,366	$264,724	$372,404
Multifamily	17,417	0	0	1,288	18,705
Lines of credit	8,441	0	0	5,376	13,817
Commercial	141,331	0	0	46,868	188,199
Land	73,355	0	0	79,266	152,621
Farm	0	0	0	0	0
Residential construction	95,779	0	0	(79,362)	16,417
	521,437	80,800	3,366	318,160	762,163
Consumer	5,848	0	0	(2,745)	3,103
Commercial	63,745	13,202	65	20,541	71,149
Unallocated	44,505	0	0	(43,857)	648
Total	$635,535	$94,002	$3,431	$292,099	$837,063

	Allowance		Loan Balance
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Loan Balance
Loans secured by mortgages:
Residential:
1-4 Single family	$53,000	$319,404	$1,166,460	$51,836,292	$53,002,752
Multifamily	0	18,705	0	1,593,173	1,593,173
Lines of credit	0	13,817	0	2,247,787	2,247,787
Commercial	0	188,199	0	14,885,346	14,885,346
Land	69,500	83,121	232,502	6,335,652	6,568,154
Farm	0	0	0	0	0
Residential construction	0	16,417	0	1,203,508	1,203,508
	122,500	639,663	1,398,962	78,101,758	79,500,720
Consumer	0	3,103	0	612,326	612,326
Commercial	0	71,149	0	5,624,473	5,624,473
Unallocated	0	648	0	0	0
Total	$122,500	$714,563	$1,398,962	$84,338,557	$85,737,519

Note 6. Premises and Equipment

Premises and equipment, and related depreciation and amortization, are summarized as follows:

	March 31,
	2013	2012

Land	$619,214	$632,925
Buildings	3,673,698	3,673,698
Furniture and equipment	1,149,351	1,146,293
Leasehold improvements	134,611	134,611
Automobiles	59,280	59,280
	5,636,154	5,646,807
Less: accumulated depreciation and amortization	2,097,775	1,893,095
	$3,538,379	$3,753,712

Depreciation and amortization expense	$209,230	$232,192

Madison leases its administrative building and two of its branches under operating leases for periods up to 30 years. Renewal options are available in five year periods. Minimum future rental commitments under non-cancelable lease as of March 31, 2013 were as follows:

Year Ending March 31,	Payments
2014	$291,758
2015	301,507
2016	313,070
2017	322,710
2018	332,689
Subsequent years	1,090,019
Total	$2,651,753

Rent expense for the three leased properties was $284,128 and $293,626 for the years ended March 31, 2013 and 2012, respectively.

Note 7. Interest-bearing Deposits

	March 31,
	2013	2012

NOW	$2,411,954	$2,254,834
Money market	6,334,571	5,646,923
Savings	24,677,117	22,750,913
Time	95,260,430	102,946,003
	$128,684,072	$133,598,673

Time deposits of $100,000 or more were $44,269,000 and $45,234,000 at March 31, 2013 and 2012, respectively.

Schedule of maturity of time deposits:

	March 31,
	2013	2012

Three months or less	$17,062,454	$17,399,571
Over three months through one year	27,040,516	39,345,288
Over one year through two years	33,465,767	20,505,205
Over two years through three years	9,111,730	18,348,392
Over three years	8,579,963	7,347,547
	$95,260,430	$102,946,003

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

The Bank had outstanding firm commitments to originate or purchase loans as follows:

	March 31,
	2013	2012

Mortgage loan commitments –fixed rate	$1,573,750	$1,077,534
Mortgage loan commitments –variable rate	238,629	3,546
Unused equity lines of credit (variable rate)	2,815,945	2,331,748
Commercial and consumer lines of credit	230,651	456,995
Standby letters of credit	377,530	675,023
Total	$5,236,505	$4,544,846

Note 9. Borrowings

At March 31, 2013, Madison Square FSB had the ability to borrow a total of approximately $30.3 million from the Federal Home Loan Bank of Atlanta and $7.0 million by way of lines of credit with two large unaffiliated financial institutions. The FHLB borrowing requires us to pledge mortgage loans as collateral and the line of credit requires us to pledge brokered CD’s or US Government Agency securities. At March 31, 2013 and 2012, we had no Federal Home Loan Bank advances outstanding or borrowings on the lines of credit. The rates on the borrowing lines will be determined at the time of an advance.

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

Investment securities available-for-sale are the only financial assets measured at fair value on a recurring basis. As of March 31, 2013 and 2012, the fair values were measured using the following methodologies:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Government agencies	$1,024,845	$14,096,933	$0	$15,121,778
Brokered certificates of deposit	8,479,275	0	0	8,479,275
Mortgage-backed securities (Agency)	1,022,582	17,503,140	495,932	19,021,654
Collateralized mortgage obligations (Agency)	285,887	12,797,159	576,422	13,659,468
	$10,812,589	$44,397,232	$1,072,354	$56,282,175

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Government agencies	$0	$2,001,765	$0	$2,001,765
Brokered certificates of deposit	6,880,029	0	0	6,880,029
Mortgage-backed securities (Agency)	2,606,719	29,713,758	0	32,320,477
Collateralized mortgage obligations (Agency)	1,258,351	9,939,807	988,908	12,187,066
	$10,745,099	$41,655,330	$988,908	$53,389,337

The following table summarizes activity in securities valued using Level 3 inputs during the years ended March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012

Balance at beginning of year	$988,908	$521,339
Purchases	1,072,354	1,001,253
Sales	(0)	(2,246)
Paydowns	(0)	(12,825)
Transfers in and/or out of Level 3	(988,908)	(518,613)
Balance at the end of the year	$1,072,354	$988,908

The Company measures its impaired loans on a nonrecurring basis, generally based on the fair value of the loans’ collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values

The Company measures its foreclosed real estate on a nonrecurring basis at fair value less estimated cost to sell. As of March 31, 2013, the fair value of foreclosed real estate was estimated to be $55,000. Fair value was determined based on offers and/or appraisals. Cost to sell the assets was based on standard market factors. The Company has categorized its foreclosed real estate as Level 3. There was no foreclosed real estate as of March 31, 2012.

	March 31, 2013
	Level 1	Level 2	Level 3	Total

Impaired loans	$0	$0	$1,167,596	$1,167,596
Foreclosed real estate	0	0	55,000	55,000
Total	$0	$0	$1,222,596	$1,222,596

	March 31, 2012
	Level 1	Level 2	Level 3	Total

Impaired loans	$0	$0	$1,276,462	$1,276,462

The Bank does not report the fair value of its other financial assets or liabilities on the statement of condition on a recurring basis. The estimated fair values of these financial instruments are as follows:

	March 31, 2013		March 31, 2012
(dollars in thousands)	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value

Financial assets
Level 2 inputs:
Cash and cash equivalents	$4,813	$4,813	$10,735	$10,735
Certificates of deposit	500	500	738	738
Accrued interest receivable	422	422	428	428
Level 3 inputs:
Federal Home Loan Bank stock	$182	$182	$235	$235
Loans, net	83,540	96,396	84,986	95,704
Foreclosed real estate	55	55	0	0

Financial liabilities
Level 2 inputs:
Noninterest-bearing deposits	$5,972	$5,972	$6,583	$6,583
Advances from borrowers for taxes and insurance	627	627	543	543
Level 3 inputs:
Interest-bearing deposits	128,684	129,625	133,599	134,886

The following methods and assumptions were used to estimate the fair values of financial instruments as of March 31, 2013 and 2012:

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

The fair value of outstanding loan commitments and unused lines of credit are considered to be the same as the contractual amounts, and are not included in the table above. These commitments generate fees that approximate those currently charged to originate similar commitments.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). As discussed in greater detail below, as of March 31, 2013 and 2012, the Bank meets all of the capital adequacy requirements to which it is subject.

As of March 31, 2013, the most recent date of filing of the Consolidated Reports of Condition and Income with the Board of Governors of the Federal Reserve System, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action as disclosed in the table below. Management knows of no events or conditions that would change this classification:

			Minimum		To Be Well
	Actual		Requirements		Capitalized
(dollars in thousands)	Amount	%	Amount	%	Amount	%

As of March 31, 2013:
Total risk-based capital (to risk-weighted assets)	$13,298	19.1%	$5,571	8.0%	$6,963	10.0%
Tier I capital (to risk-weighted assets)	12,427	17.8	N/A	N/A	4,178	6.0
Tier I capital (to adjusted total assets)	12,427	8.3	5,986	4.0	7,483	5.0

As of March 31, 2012:
Total risk-based capital (to risk-weighted assets)	$12,922	17.2%	$6,005	8.0%	$7,506	10.0%
Tier I capital (to risk-weighted assets)	12,085	16.1	N/A	N/A	4,503	6.0
Tier I capital (to adjusted total assets)	12,085	7.8	6,200	4.0	7,750	5.0

Note 12. Income Taxes

The provisions for income taxes for the years ended March 31, 2013 and 2012 consist of the following components:

	March 31,
	2013	2012
Current:
Federal	$(74,308)	$15,062
State	(6,867)	6,956
Deferred income tax	81,175	(22,018)
Total	$0	$0

A reconciliation of the provision for income taxes at the statutory tax rate to the Bank’s actual provision for income taxes is as follows:

	March 31,
	2013	2012
Tax (benefit) at statutory federal rate	$72,642	$(3,586)
State income tax (benefit), net of federal income tax benefit tax benefit	14,221	(574)
Change in valuation allowance/NOL used	(74,720)	(1,080)
Other	(12,143)	5,240
Total	$0	$0

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

The following is a summary of the tax effects of the temporary differences between financial and income tax accounting that give rise to deferred tax assets and deferred tax liabilities as of March 31:

	March 31,
	2013	2012
Deferred tax assets:
Allowances for loan and ground rent losses	$340,866	$400,747
Capital loss carry forward	195,263	223,325
Depreciation	26,676	18,529
Deferred compensation	12,722	2,523
Foreclosed real estate write-downs	789	0
Nonqualified stock-based compensation	1,453	0
Net operating loss and charitable contributions carry forward	332,767	343,677
Valuation allowance	(772,055)	(845,338)
	138,481	143,463
Deferred tax liabilities:
Unrealized gains on investments	118,050	214,765
Deferred loan fees and costs	28,781	33,763
	146,831	248,528
Net deferred tax asset (liability)	$(8,350)	$(105,065)

As of March 31, 2013, the Bank has a net operating loss carryforward totaling approximately $643,000, which will begin to expire during the year ending March 31, 2029. The Bank also has a capital loss carryforward of approximately $495,000 which expires during the year ending March 31, 2014.

Income tax returns for the years ended March 31, 2009 through the current year are subject to examination.

Note 13. Defined Contribution Benefit Plan

The Bank maintains a SIMPLE IRA plan that covers substantially all employees where the Bank matches up to 3% of the employee contributions. The Bank’s contribution to the plan for the years ended March 31, 2013 and 2012 was $47,056 and $50,175, respectively.

Note 14. Employee Stock Ownership Plan

In connection with the conversion to stock, the Company established an Employee Stock Ownership Plan for the exclusive benefit of eligible employees. The ESOP borrowed funds from the Company in the amount of $425,680, which was sufficient to purchase 42,568 shares or 7% of the Common Stock issued in the offering. The shares were acquired at a price of $10.00 per share.

The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 15-year term of the loan with funds from the Bank’s contributions to the ESOP and dividends paid on the stock, if any. The interest rate on the ESOP loan is an adjustable rate equal to the lowest prime rate, as published in The Wall Street Journal. The interest rate adjusts annually and will be the prime rate on the last business day of the prior fiscal year. The interest rate on the loan as of March 31, 2013, is 3.25%.

Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants. Participants will vest their accrued benefits under the employee stock ownership plan at a rate of 0% with less than 2 years of service; 33 1/3 % vested with service of 2 years; 66 2/3% vested with service of 3 years and 100% vested with service of 4 or more years. Vesting is accelerated upon retirement, death or disability of the participant, or a change in control of the Bank. Forfeitures will be reallocated to remaining plan participants. Benefits may be payable upon retirement, death, disability, separation of service, or termination of the ESOP. Participants may elect to receive benefits in cash in lieu of common stock.

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. The ESOP compensation expense for the years ended March 31, 2013 and 2012 was $31,218 and $29,750, respectively.

A summary of ESOP shares at March 31, 2013 is as follows:

Shares allocated to employees	9,176
Unearned shares	33,392
Total ESOP shares	42,568
Fair value of unearned shares	$492,532

Note 15. Stock Option Plans

The Company’s shareholders have approved the 2011 Equity Incentive Plan, which reserves 79,054 shares for grant to officers and directors of the Company in the form of stock options (60,811 shares) and restricted stock (18,243 shares).

The following table presents the activity related to options under all plans for the period ended March 31, 2013 and 2012:

	March 31, 2013		March 31, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	24,170	$8.00	0	0
Granted	0	0	24,170	$8.00
Options exercised	0	0	0	0
Options forfeited/expired	500	0	0	0
Outstanding at end of year	23,670	$8.00	24,170	$8.00
Vested at end of year	15,778	$8.00	8,057	$8.00

A summary of information regarding stock options outstanding as of March 31, 2013, is as follows:

Weighted Average Exercise Price	Outstanding Shares	Average Remaining Life (Years)	Exercisable Shares

$8.00	23,670	8.92	15,778

Intrinsic value	$159,773		$106,502

During the year ended March 31, 2012, the Company granted 24,170 stock options which are exercisable up to10 years from the grant date. The options vest over a two year period with one third vesting immediately and one third of the options vesting on the first and second anniversary date. Option expense recognized during the years ended March 31, 2013 and 2012 was $14,260 and $15,449, respectively. At March 31, 2013, there was $13,172 of total unrecognized compensation expense related to non-vested stock options to be recognized from April 1, 2013 through February 28, 2014. The weighted average grant date fair value of the options granted during the year ended March 31, 2012 was $1.77.

The following weighted average assumptions were used in the Black-Scholes-Merton option pricing model for the options granted in the year ended March 31, 2012:

2012
Expected volatility	18.87%
Risk-free interest rate	1.04%
Expected lives	5.0 years

There are 36,641 options available for future grant.

Note 16. Related Party Transactions

The officers and directors of the Bank enter into loan transactions with the Bank in the ordinary course of business. As of March 31, 2013 and 2012, loans secured by mortgages included loans to officers and directors of $540,552 and $566,320, respectively. Activity in these loans during the year ended March 31, 2013 and 2012 was as follows:

	2013	2012

Balance – Beginning of year	$566,320	$427,064
New loans	150,000	172,000
Principal repayments	(175,768)	(32,744)
Balance – End of year	$540,552	$566,320

These loans are made on the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with unrelated borrowers and include loans to officers who are not considered executive officers.

The Bank held deposits of $1,010,325 and $986,014 from officers and directors at March 31, 2013 and 2012, respectively.

An executive of the company that provides data processing services to the Bank joined our board of directors during the year ended March 31, 2012. Payments to the data processing provider, under the terms of a contract that was signed prior to the executive joining our board, were $172,459 and $173,547 during the years ended March 31, 2013 and 2012, respectively.

Note 17. Condensed Financial Statements of Parent Company

Presented below are the condensed statement of financial condition as of March 31, 2013 and 2012, and the related condensed statement of operations and condensed statement of cash flows for Madison Bancorp, Inc. for the years ended March 31, 2013 and 2012.

Condensed Statement of Financial Condition

	March 31, 2013	March 31, 2012
Assets
Cash and due from bank	$1,088,130	$1,133,560
Certificates of deposit	249,931	245,869
ESOP loan receivable	334,590	358,378
Investment in bank subsidiary	12,607,845	12,419,234
Other assets	12,800	10,763
Total Assets	$14,293,296	$14,167,804

Liabilities and Shareholders’ Equity
Liabilities
Accrued expenses	$33,208	$13,086

Shareholders’ Equity
Common Stock, $.01 par value, 10,000,000 shares authorized. Issued: 608,116 at March 31, 2013 and 2012	6,081	6,081
Additional paid-in capital	5,361,954	5,345,251
Retained earnings	9,049,637	8,835,984
Unearned ESOP shares	(338,813)	(362,300)
Accumulated other comprehensive income	181,229	329,702
Total Shareholders’ Equity	14,260,088	14,154,718
Total Liabilities and Shareholders’ Equity	$14,293,296	$14,167,804

Condensed Statement of Operations

	March 31, 2013	March 31, 2012

Interest income on ESOP loan	$11,647	$12,552
Interest income on intercompany deposits	5,148	8,279
Interest income on certificate of deposit	4,099	4,165
Total income	20,894	24,996

Operating expenses	104,137	111,729
Loss before equity in net income (loss) of bank subsidiary	(83,243)	(86,733)

Equity in net income (loss) of bank subsidiary	296,896	76,186

Net income (loss)	$213,653	$(10,547)

Condensed Statement of Cash Flows

	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net income (loss)	$213,653	$(10,547)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in undistributed net (income) loss of subsidiary	(108,283)	(76,186)
Increase in other assets	(190,648)	(1,882)
Increase in other liabilities	20,123	305
Other	0	0
Net cash used by operating activities	(65,155)	(88,310)

Cash flows from investing activities:
Investment in bank subsidiary	0	0
ESOP loan to bank	0	0
Principal collected on ESOP loan	23,788	29,503
Increase in certificates of deposit	(4,063)	(4,533)
Net cash provided by (used in) investing activities	19,725	24,970

Cash flows from financing activities:
Proceeds from issuance of common stock (net of costs)	0	0
Net cash provided by financing activities	0	0

Net change in cash and cash equivalents	(45,430)	(63,340)
Cash and cash equivalents, beginning of year	1,133,560	1,196,900
Cash and cash equivalents, end of year	$1,088,130	$1,133,560

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MADISON BANCORP, INC.

	By:	/s/ Michael P. Gavin
Michael P. Gavin
June 24, 2013		President, Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael P. Gavin
Michael P. Gavin
President, Chief Executive Officer, Chief Financial Officer and Director
(principal executive officer and principal financial and accounting officer)	June 24, 2013

/s/ David F. Wallace
David F. Wallace
Chairman of the Board	June 24, 2013

/s/ Frederick L. Berk
Frederick L. Berk
Director	June 24, 2013

/s/ Richard E. Funke
Richard E. Funke
Director	June 24, 2013

/s/ Clare L. Glenn
Clare L. Glenn
Director	June 24, 2013

/s/ Melody P. Kline
Melody P. Kline
Director	June 24, 2013

/s/ Jaynee S. Agnone
Jaynee S. Agnone
Director	June 24, 2013

/s/ Brian D. Brunner
Brian D. Brunner
Director	June 24, 2013