Form 10-Q
period 2013-06-30
Madison Bancorp Inc
filed 2013-08-13
CIK 1492324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    X  No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ____	Accelerated filer ____
Non-accelerated filer ____	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes             No   X

As of August 12, 2013, there were 608,116 shares of the registrant’s common stock outstanding.

MADISON BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Financial Condition

June 30, 2013 and March 31, 2013

	June 30, 2013	March 31, 2013
Assets	(Unaudited)	(Audited)
Cash and due from banks	$631,754	$663,720
Federal funds sold and interest-bearing deposits	4,277,875	4,149,416
Cash and cash equivalents	4,909,629	4,813,136
Certificates of deposit	501,932	499,862
Investment securities available-for-sale	55,388,699	56,282,175
Federal Home Loan Bank stock, at cost	181,800	181,800
Loans receivable, net	84,424,380	83,540,352
Premises and equipment, net	3,491,430	3,538,379
Foreclosed real estate	0	55,000
Accrued interest receivable	383,352	421,538
Deferred income taxes	464,661	0
Prepaid expenses and other assets	288,652	569,604
Total Assets	$150,034,535	$149,901,846
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing	$6,308,354	$5,971,726
Interest bearing	127,323,402	128,684,072
Total Deposits	133,631,756	134,655,798
Advances from borrowers for taxes and insurance	962,641	627,482
Deferred income taxes	0	8,350
Other liabilities	1,883,448	350,128
Total Liabilities	136,477,845	135,641,758
Shareholders’ Equity
Common Stock, $.01 par value, 10,000,000 shares authorized. Issued: 608,116 shares at June 30, 2013 and March 31, 2013	6,081	6,081
Additional paid-in capital	5,369,135	5,361,954
Retained earnings	9,064,222	9,049,637
Unearned ESOP shares	(337,821)	(338,813)
Accumulated other comprehensive income (loss)	(544,927)	181,229
Total Shareholders’ Equity	13,556,690	14,260,088
Total Liabilities and Shareholders’ Equity	$150,034,535	$149,901,846

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
Three Months Ended June 30, 2013 and 2012

	Three Months Ended
	June 30,
	2013	2012
Interest Revenue
Loans, including fees	$1,007,004	$1,142,204
Investment securities available-for-sale	179,623	229,745
Interest-bearing deposits	4,247	6,972
Other	1,260	2,993
Total Interest Revenue	1,192,134	1,381,914
Interest Expense
Interest on deposits:
Time	302,496	423,983
Savings	6,117	8,841
NOW and Money Market	4,457	6,139
Total Interest Expense	313,070	438,963
Net Interest Income	879,064	942,951
Provision for Loan Losses	20,000	104,000
Net Interest Income after Provision for Loan Losses	859,064	838,951
Noninterest Revenue
Gain on sale of investment securities	3,669	99,359
Other	37,744	48,332
Total Noninterest Revenue	41,413	147,691
Noninterest Expenses
Salaries and employee benefits	481,983	499,830
Occupancy and equipment expense	200,963	206,881
Advertising	4,225	1,529
Professional services	36,939	35,407
FDIC premiums and regulatory assessments	44,875	45,000
Data processing	50,202	56,361
Stationery and postage	17,271	15,231
Other operating expenses	49,434	56,058
Total Noninterest Expense	885,892	916,297
Income Before Income Taxes	14,585	70,345
Income Tax Expense	0	0
Net Income	$14,585	$70,345
Income per common share - basic	$0.03	$0.12
Income per common share - diluted	$0.03	$0.12

   The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
Three Months Ended June 30, 2013 and 2012

	Three Months Ended
	June 30,
	2013	2012

Net income	$14,585	$70,345
Other comprehensive income (loss):
Securities available-for-sale:
Net unrealized gain / (loss) during the period	(1,195,498)	277,223
Reclassification adjustment for (gains) / losses in net income	(3,669)	(99,359)
	(1,199,167)	177,864
Deferred tax expense (benefit):
Securities available-for-sale:
Net unrealized gain / (loss) during the period	(471,564)	109,347
Reclassification adjustment for (gains) / losses in net income	(1,447)	(39,192)
	(473,011)	70,155
Other comprehensive income (loss), net of tax	(726,156)	107,709
Comprehensive income (loss)	$(711,571)	$178,054

          The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
Three Months Ended June 30, 2013 and 2012

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance March 31, 2012	$6,081	$5,345,251	$8,835,984	$(362,300)	$329,702	$14,154,718
Comprehensive Income:
Net income			70,345			70,345
Net unrealized gain on available-for-sale securities, net of tax effect of $70,155					107,709	107,709
Stock based compensation		3,565				3,565

Balance June 30, 2012	$6,081	$5,348,816	$8,906,329	$(362,300)	$437,411	$14,336,337

Balance March 31, 2013	$6,081	$5,361,954	$9,049,637	$(338,813)	$181,229	$14,260,088
Comprehensive Income:
Net income			14,585			14,585
Net unrealized loss on available-for-sale securities, net of tax effect of $(473,011)					(726,156)	(726,156)
Stock based compensation		7,181		992		8,173

Balance June 30, 2013	$6,081	$5,369,135	$9,064,222	$(337,821)	$(544,927)	$13,556,690

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended June 30, 2013 and 2012

	Three Months Ended
	June 30,
Cash flows from Operating Activities	2013	2012
Net income	$14,585	$70,345
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	47,633	71,595
Increase in net deferred loan costs	(12,526)	(16,003)
Provision for loan losses	20,000	104,000
Gain on sale of investment securities	(3,669)	(99,359)
Gain on sale and write-down of foreclosed real estate	(110)	0
Depreciation and amortization	53,319	53,637
Stock based compensation	8,173	3,565
Changes in operating assets and liabilities:
Accrued interest receivable	38,186	11,656
Prepaid expenses and other assets	280,952	19,179
Other liabilities	1,533,320	59,723
Net cash provided by operating activities	1,979,863	278,338
Cash flows from Investing Activities
(Increase) decrease in loans receivable, net	(891,502)	1,447,553
(Increase) decrease in investment certificates of deposit, net	(2,070)	244,202
Activity in available-for-sale securities:
Sales	1,005,840	3,244,903
Maturities, repayments and calls	3,250,770	4,921,184
Purchases	(4,606,265)	(11,983,335)
Purchase of property and equipment	(6,370)	(750)
Redemption of FHLB stock	0	4,700
Proceeds from sale of foreclosed real estate	55,110	0
Proceeds from sale of ground rents	0	290,000
Net cash (used in) provided by investing activities	(1,194,487)	(1,831,543)
Cash flow from Financing Activities
(Decrease) increase in deposits, net	(1,024,042)	1,277,808
Increase in advances from borrowers, net	335,159	354,319
Net cash used by financing activities	(688,883)	1,632,127
Net Change in Cash and Cash Equivalents	96,493	78,922
Cash and Cash Equivalents, Beginning of Period	4,813,136	10,735,213
Cash and Cash Equivalents, End of Period	$4,909,629	$10,814,135

Supplemental disclosure:
Interest paid	$316,765	$443,469
Loans transferred to foreclosed real estate	0	0

           The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2013

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

Summary of Significant Accounting Policies

The foregoing consolidated financial statements are unaudited; however, in the opinion of management, we have included all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period. We derived the balances as of March 31, 2013 from audited financial statements. These statements should be read in conjunction with Madison Bancorp’s financial statements and accompanying notes included in Madison Bancorp’s Form 10-K for the year ended March 31, 2013. We have made no significant changes to Madison Bancorp’s accounting policies as disclosed in the Form 10-K.

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

Subsequent Events. We evaluated subsequent events after June 30, 2013 through August 12, 2013, the date this report was available to be issued. No significant subsequent events were identified which would affect the presentation of the financial statements.

Recently Adopted Accounting Guidance

ASU 2011-11, “Balance Sheet (Topic 210) - “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on April 1, 2013, and did not have a significant impact on our financial statements.

ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 became effective for the Company on April 1, 2013 and did not have a significant impact on our financial statements.

ASU 2012-06, “Business Combinations (Topic 805) – Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force).” ASU 2012-06 clarifies the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. Under ASU 2012-06, when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and, subsequently, a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). ASU 2012-06 became effective for the Company on April 1, 2013 and did not have a significant impact on our financial statements.

ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 amends recent guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 became effective for the Corporation on April 1, 2013 and did not have a significant impact on our financial statements.

Note 2. Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Both the basic and diluted earnings per share for the three months ended June 30, 2013 and 2012 are summarized below:

	Three Months Ended June 30,
	2013	2012

Net income	$14,585	$70,345

Average common shares outstanding	574,724	571,886
Stock option adjustment	5,716	0
Average common shares outstanding - diluted	580,440	571,886

Earnings per common share - basic	$0.03	$0.12
Earnings per common share - diluted	$0.03	$0.12

Note 3. Cash and Cash Equivalents

The Company sells federal funds on an unsecured basis to correspondent banks. As of June 30, 2013 and March 31, 2013, the balance of federal funds sold on an unsecured basis was $173,662 and $173,535, respectively. As of June 30, 2013 and March 31, 2013, the Company had $1,267,196 and $168,629, respectively, invested in a money market account at a brokerage that is not covered by deposit insurance.

Financial institutions are required to carry noninterest-bearing cash reserves at specific percentages of deposit balances. The Bank’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirement.

Note 4. Investment Securities

The amortized cost and estimated fair value of investment securities at June 30, 2013 and March 31, 2013, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2013
Investment securities available-for-sale:
U.S. government agencies	$16,137,005	$1,504	$620,525	$15,517,984
Brokered certificates of deposit	7,951,000	24,036	3,365	7,971,671
Mortgage-backed securities (Agency)	19,423,396	139,198	375,229	19,187,365
Collateralized mortgage obligations (Agency)	12,777,187	29,696	95,204	12,711,679
	$56,288,588	$194,434	$1,094,323	$55,388,699

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2013
Investment securities available-for-sale:
U.S. government agencies	$15,137,211	$18,332	$33,765	$15,121,778
Brokered certificates of deposit	8,444,000	36,394	1,119	8,479,275
Mortgage-backed securities (Agency)	18,802,845	256,680	37,871	19,021,654
Collateralized mortgage obligations (Agency)	13,598,841	76,606	15,979	13,659,468
	$55,982,897	$388,012	$88,734	$56,282,175

The Bank has arranged for two lines of credit with large financial institutions for liquidity to meet expected and unexpected cash needs. One line of credit is unsecured and the other is collateralized by brokered certificates of deposit if any advances are disbursed. As of June 30, 2013 and March 31, 2013, there were no borrowings or securities pledged under these lines of credit.

The following is a summary of contractual maturities of securities available-for-sale as of June 30, 2013:

	Available-for-Sale
	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$4,083,000	$4,088,259
After one year through five years	8,190,749	8,150,166
After five years through ten years	9,666,029	9,175,723
After ten years	2,148,227	2,075,507
	24,088,005	23,489,655

Mortgage-backed securities (Agency)	19,423,396	19,187,365
Collateralized mortgage obligations (Agency)	12,777,187	12,711,679
	$56,288,588	$55,388,699

Proceeds from the sale of investment securities were $1,006,000 and $3,245,000 during the three months ended June 30, 2013 and 2012, respectively, with gains of $8,000 and losses of $5,000 for the three months ended June 30, 2013 and gains of $99,000 and no losses for the three months ended June 30, 2012.

The following table presents Madison’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at June 30, 2013.

	Less than 12 Months		12 Months or More		Total
June 30, 2013	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Investment securities available-for-sale:
U.S. Government agencies	$14,516,480	$620,525	$0	$0	$14,516,480	$620,525
Brokered certificates of deposit	1,250,650	3,350	309,985	15	1,560,635	3,365
Mortgage-backed securities (Agency)	9,725,787	375,229	0	0	9,725,787	375,229
Collateralized mortgage obligations (Agency)	3,577,620	85,931	1,898,287	9,273	5,475,907	95,204
	$29,070,537	$1,085,035	$2,208,272	$9,288	$31,278,809	$1,094,323

The gross unrealized losses are not considered by management to be other-than-temporary impairments. Management has the intent and ability to hold these securities until maturity. In most cases, temporary impairment is caused by market interest rate fluctuations.

Note 5. Loans Receivable and Allowance for Loan Losses

Loans receivable consist of the following at June 30, 2013 and March 31, 2013:

	June 30, 2013	March 31, 2013
Loans secured by mortgages:
Residential:
1-4 Single family	$55,015,200	$54,604,184
Multifamily	1,492,519	1,513,209
Lines of credit	2,716,844	2,658,271
Commercial	14,483,803	14,553,616
Land	3,765,836	4,191,616
Farm loans guaranteed by the USDA	1,281,695	888,544
Residential Construction	1,402,686	1,367,134
	80,158,583	79,776,574
Consumer	493,762	403,330
Commercial	4,508,230	4,090,168
Total loans receivable	85,160,575	84,270,072
Net deferred costs	192,293	179,768
Allowance for loan losses	(928,488)	(909,488)
Loans receivable, net	$84,424,380	$83,540,352

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

Loans that are designated as special mention will include loans that are 60-89 days delinquent. Single family residential loans, construction loans that are under contract of sale, and consumer loans that are designated special mention will not require separate fair value calculations and will not warrant increases in the allowance for loan losses. If adverse circumstances warrant additional allocations, an analysis will be performed on a case-by-case basis.

Other loans designated as special mention will require analysis to determine if the value of the loan is equal to or greater than the Bank’s recorded investment. If necessary, additional reserves may be allocated to a specific loan category that has special mention loans that have a deficiency in the value of the collateral as compared to the Bank’s recorded investment.

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

Loans classified as substandard may exhibit one or more of the following characteristics:

●     Collateral has deteriorated.

●	The primary source of repayment is gone and the Bank is relying upon a secondary source.
●	A loss does not seem likely but significant problems exist, leading the Bank to go to great lengths to protect its investment.
●	Borrowers are unable to generate enough cash flow for debt reduction.
●	Flaws in documentation exist, leaving the Bank as a lender in a subordinated or unsecured position.
●	The feasibility of an orderly and prompt sale of the collateral is not possible.
●	Slow payment history.

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

The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans as of June 30, 2013 and March 31, 2013.

Commercial Credit Exposure	Commercial, Not Real Estate Secured		Commercial Real Estate (1)
	June 30, 2013	March 31, 2013	June 30, 2013	March 31, 2013
Grade:
Pass	$4,495,396	$3,702,067	$11,993,196	$11,634,602
Special Mention	0	372,524	3,400,233	3,430,979
Substandard	12,834	15,577	372,069	376,579
Doubtful	0	0	0	0
Loss	0	0	0	0
	$4,508,230	$4,090,168	$15,765,498	$15,442,160

Other Credit Exposure	Residential Real Estate Construction and Land		Residential Real Estate Other (2)		Consumer
	June 30, 2013	March 31, 2013	June 30, 2013	March 31, 2013	June 30, 2013	March 31, 2013
Grade:
Pass	$3,040,049	$2,021,668	$57,708,856	$57,944,859	$493,762	$401,803
Special Mention	1,988,471	3,396,480	928,184	509,874	0	0
Substandard	140,002	140,602	587,523	320,931	0	1,527
Doubtful	0	0	0	0	0	0
Loss	0	0	0	0	0	0
	$5,168,522	$5,558,750	$59,224,563	$58,775,664	$493,762	$403,330

(1) Commercial real estate includes farm loans guaranteed by the USDA.

(2) Residential real estate other includes 1-4 single family residential, multifamily residential and home equity lines of credit.

Age Analysis of Past Due Loans as of June 30, 2013 and March 31, 2013

June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Loans secured by mortgages:
Residential:
1-4 Single family	$591,603	$201,018	$313,664	$1,106,285	$53,908,915	$55,015,200
Multifamily	0	0	0	0	1,492,519	1,492,519
Lines of credit	0	0	0	0	2,716,844	2,716,844
Commercial	0	372,069	0	372,069	14,111,734	14,483,803
Land	0	0	0	0	3,765,836	3,765,836
Farm	0	0	0	0	1,281,695	1,281,695
Residential Construction	0	0	0	0	1,402,686	1,402,686
	591,603	573,087	313,664	1,478,354	78,680,229	80,158,583
Consumer	41,633	0	0	41,633	452,129	493,762
Commercial	326,755	0	12,834	339,589	4,168,641	4,508,230
	$959,991	$573,087	$326,498	$1,859,576	$83,300,999	$85,160,575

`

March 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Loans secured by mortgages:
Residential:
1-4 Single family	$576,788	$74,160	$313,580	$964,528	$53,639,656	$54,604,184
Multifamily	0	0	0	0	1,513,209	1,513,209
Lines of credit	0	0	0	0	2,658,271	2,658,271
Commercial	0	0	376,579	376,579	14,177,037	14,553,616
Land	0	0	0	0	4,191,616	4,191,616
Farm	0	0	0	0	888,544	888,544
Residential Construction	424,938	0	0	424,938	942,196	1,367,134
	1,001,726	74,160	690,159	1,766,045	78,010,529	79,776,574
Consumer	3,494	0	1,527	5,021	398,309	403,330
Commercial	0	0	15,577	15,577	4,074,591	4,090,168
	$1,005,220	$74,160	$707,263	$1,786,643	$82,483,429	$84,270,072

As of June 30, 2013, there were 11 nonaccrual 1-4 single family loans totaling $587,523 with forgone interest of $9,116 and one nonaccrual commercial loan with a balance of $12,834 with forgone interest of $23.

As of March 31, 2013, there were nine nonaccrual 1-4 single family loans totaling $313,580, with forgone interest of $26,954, one commercial loan in the amount of $15,577 with forgone interest of $109 and one consumer loan in the amount of $1,527, which has subsequently been paid off. As of March 31, 2013, there was one commercial real estate loan with a balance of $376,579 that was 90 days past-due but remained on accrual status.

Impaired Loans as of and for the Three Months Ended June 30, 2013

	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized	Nonaccrual Interest Not Accrued

Loans secured by mortgages:
Residential:
1-4 Single family	$1,088,957	$311,030	$646,787	$957,817	$159,400	$949,151	$7,640	$9,116
Multifamily	0	0	0	0	0	0	0	0
Lines of credit	0	0	0	0	0	0	0	0
Commercial	372,069	372,069	0	372,069	0	373,115	8,389	0
Land	229,502	140,002	0	140,002	0	140,202	2,498	0
Farm	0	0	0	0	0	0	0	0
Residential construction	0	0	0	0	0	0	0	0
	1,690,528	823,101	646,787	1,469,888	159,400	1,462,468	18,527	9,116
Consumer	0	0	0	0	0	0	0	0
Commercial	12,834	12,834	0	12,834	0	12,834	115	23
Total impaired loans	$1,703,362	$835,935	$646,787	$1,482,722	$159,400	$1,475,302	$18,642	$9,139

Impaired Loans as of and for the Year Ended March 31, 2013

	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized	Nonaccrual Interest Not Accrued

Loans secured by mortgages:
Residential:
1-4 Single family	$812,251	$313,580	$379,930	$693,511	$60,200	$777,370	$10,346	$26,954
Multifamily	0	0	0	0	0	0	0	0
Lines of credit	0	0	0	0	0	0	0	0
Commercial	376,579	376,579	0	376,579	0	381,180	33,686	0
Land	230,102	140,602	0	140,602	0	223,763	9,945	0
Farm	0	0	0	0	0	0	0	0
Residential construction	0	0	0	0	0	0	0	0
	1,418,932	830,761	379,930	1,210,692	60,200	1,382,313	53,977	26,954
Consumer	1,527	1,527	0	1,527	0	1,588	34	0
Commercial	15,837	15,577	0	15,577	0	16,832	343	109
Total impaired loans	$1,436,296	$847,865	$379,930	$1,227,796	$60,200	$1,400,733	$54,354	$27,063

We occasionally modify loans to extend the term to help borrowers stay current on their loan and to avoid foreclosure. At June 30, 2013, we had eight 1-4 single family mortgage loans totaling approximately $1,261,000 that we had modified the terms either by extending the term or increasing the payments to allow the customer to become current. We did not forgive any principal or interest, or modify the interest rates on the loans. Five of these eight modified loans with balances totaling $646,000 were current, one of these eight with a balance of $179,000 was 30-59 days delinquent, one of these eight with a balance of $197,000 was 60-89 days delinquent and one of these eight with a balance of $239,000 was greater than 90 days delinquent at June 30, 2013. We also had two 1-4 single family mortgage loans totaling approximately $378,000 at June 30, 2013 which had received rate modifications to current market rates. One of these two loans in the amount of $8,000 is current at June 30, 2013 and is classified as substandard. The other loan of $370,000 has remained current through the three months ended June 30, 2013 and is not adversely classified.

The following tables set forth for the three months ended June 30, 2013 and 2012 and for the year ended March 31, 2013, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

For the Three Months Ended June 30, 2013:

	Allowance 3/31/2013	Charge-offs	Recoveries	Provision	Allowance 6/30/2013
Loans secured by mortgages:
Residential:
1-4 Single family	$343,110	$1,000	$0	$91,197	$433,307
Multifamily	19,218	0	0	(263)	18,955
Lines of credit	15,950	0	0	4,249	20,199
Commercial	258,443	0	0	(4,683)	253,760
Land	95,200	0	0	(18,470)	76,730
Farm	0	0	0	0	0
Residential construction	36,459	0	0	(6,767)	29,692
	768,380	1,000	0	65,263	832,643
Consumer	2,802	0	0	482	3,284
Commercial	60,147	0	0	2,081	62,228
Unallocated	78,159	0	0	(47,826)	30,333
Total	$909,488	$1,000	$0	$20,000	$928,488

	Allowance		Loan Balance
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Loan Balance
Loans secured by mortgages:
Residential:
1-4 Single family	$159,400	$273,907	$646,787	$54,368,413	$55,015,200
Multifamily	0	18,955	0	1,492,519	1,492,519
Lines of credit	0	20,199	0	2,716,844	2,716,844
Commercial	0	253,760	0	14,483,803	14,483,803
Land	0	76,730	0	3,765,836	3,765,836
Farm	0	0		1,281,695	1,281,695
Residential construction	0	29,692	0	1,402,686	1,402,686
	159,400	673,243	646,787	79,511,796	80,158,583
Consumer	0	3,284	0	493,762	493,762
Commercial	0	62,228	0	4,508,230	4,508,2300
Unallocated	0	30,333	0	0	0
Total	$159,400	$769,088	$646,787	$84,513,788	$85,160,575

For the Three Months Ended June 30, 2012:

	Allowance 3/31/2012	Charge-offs	Recoveries	Provision	Allowance 6/30/2012
Loans secured by mortgages:
Residential:
1-4 Single family	$372,404	$16,200	$0	$1,146	$357,350
Multifamily	18,705	0	0	269	18,974
Lines of credit	13,817	0	0	2,676	16,493
Commercial	188,199	0	0	(1,765)	186,434
Land	152,621	0	0	36,642	189,263
Farm	0	0	0	0	0
Residential construction	16,417	0	0	6,431	22,848
	762,163	16,200	0	45,399	791,362
Consumer	3,103	0	0	123	3,226
Commercial	71,149	0	235	7,997	79,381
Unallocated	648	0	0	50,481	51,129
Total	$837,063	$16,200	$235	$104,000	$925,098

	Allowance		Loan Balance
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Loan Balance
Loans secured by mortgages:
Residential:
1-4 Single family	$50,000	$307,350	$641,879	$51,412,031	$52,053,910
Multifamily	0	18,974	0	1,573,621	1,573,621
Lines of credit	0	16,493	0	2,380,111	2,380,111
Commercial	0	186,434	382,640	13,451,435	13,834,075
Land	89,500	99,763	231,902	6,390,718	6,622,620
Farm	0	0	0	0	0
Residential construction	0	22,848	0	1,503,520	1,503,520
	139,500	651,862	1,256,421	76,711,436	77,967,857
Consumer	0	3,226	0	578,481	578,481
Commercial	0	79,381	0	5,727,663	5,727,6633
Unallocated	0	51,129	0	0	0
Total	$139,500	$785,598	$1,256,421	$83,017,580	$84,274,001

For the year ended March 31, 2013:

	Allowance 3/31/2012	Charge-offs	Recoveries	Provision	Allowance 3/31/2013
Loans secured by mortgages:
Residential:
1-4 Single family	$372,404	$75,712	$7,401	$39,017	$343,110
Multifamily	18,705	0	0	513	19,218
Lines of credit	13,817	0	0	2,133	15,950
Commercial	188,199	0	0	70,244	258,443
Land	152,621	89,500	0	32,079	95,200
Farm	0	0	0	0	0
Residential construction	16,417	0	0	20,042	36,459
	762,163	165,212	7,401	164,028	768,380
Consumer	3,103	0	0	(301)	2,802
Commercial	71,149	0	236	(11,238)	60,147
Unallocated	648	0	0	77,511	78,159
Total	$837,063	$165,212	$7,637	$230,000	$909,488

	Allowance		Loan Balance
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Loan Balance
Loans secured by mortgages:
Residential:
1-4 Single family	$60,200	$282,910	$693,511	$53,910,673	$54,604,184
Multifamily	0	19,218	0	1,513,209	1,513,209
Lines of credit	0	15,950	0	2,658,271	2,658,271
Commercial	0	258,443	376,579	14,177,037	14,553,616
Land	0	95,200	140,602	4,051,014	4,191,616
Farm	0	0	0	888,544	888,544
Residential construction	0	36,459	0	1,367,134	1,367,134
	60,200	708,180	1,210,692	78,565,882	79,776,574
Consumer	0	2,802	1,527	401,803	403,330
Commercial	0	60,147	15,577	4,074,591	4,090,168
Unallocated	0	78,159	0	0	0
Total	$60,200	$849,288	$1,227,796	$83,042,276	$84,270,072

Note 6. Borrowings

At June 30, 2013, the Bank had the ability to borrow a total of approximately $29.9 million from the Federal Home Loan Bank of Atlanta, and the Bank has lines of credit totaling approximately $7.0 million with two large financial institutions. The FHLB borrowing requires us to pledge mortgage loans as collateral, and one of the lines of credit requires us to pledge brokered certificates of deposit or US Government Agency securities. At June 30, 2013, we had no Federal Home Loan Bank advances outstanding or borrowings on the lines of credit. The rates on the borrowing lines will be determined at the time of an advance.

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

The Bank had outstanding firm commitments to originate, fund, or purchase loans as follows:

	June 30, 2013	March 31, 2013

Mortgage loan commitments – fixed rate	$802,250	$1,573,750
Mortgage loan commitments – variable rate	10,447	238,629
Unused equity lines of credit (variable rate)	2,776,152	2,815,945
Commercial and consumer lines of credit	260,650	230,651
Standby letters of credit	375,850	377,530
Total	$4,225,349	$5,236,505

Note 8. Fair Value Measurements

Accounting guidance defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. These standards have also established a three-level hierarchy for fair value measurements based upon the inputs to the valuation of an asset or liability.

●	Level 1 — Valuation is based on quoted prices in active markets for identical assets and liabilities.
●

Level 2 — Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active or by model-based techniques in which all significant inputs are observable in the market.

●

Level 3 — Valuation is derived from model-based techniques in which at least one significant input is unobservable and based on the Bank’s own estimates about the assumptions that market participants would use to value the asset or liability.

Investment securities available-for-sale are the only financial assets measured at fair value on a recurring basis. As of June 30, 2013 and March 31, 2013, the fair values were measured using the following methodologies:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Government agencies	$250,000	$15,267,984	$0	$15,517,984
Brokered certificates of deposit	7,971,671	0	0	7,971,671
Mortgage-backed securities (Agency)	248,772	18,456,324	482,269	19,187,365
Collateralized mortgage obligations (Agency)	0	12,153,361	558,318	12,711,679
	$8,470,443	$45,877,669	$1,040,587	$55,388,699

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Government agencies	$1,024,845	$14,096,933	$0	$15,121,778
Brokered certificates of deposit	8,479,275	0	0	8,479,275
Mortgage-backed securities (Agency)	1,022,582	17,503,140	495,932	19,021,654
Collateralized mortgage obligations (Agency)	285,887	12,797,159	576,422	13,659,468
	$10,812,589	$44,397,232	$1,072,354	$56,282,175

The following table summarizes activity in securities valued using Level 3 inputs during the three months ended June 30, 2013:

June 30, 2013

Balance at beginning of the period	$1,072,354
Purchases	0
Sales	0
Paydowns	(31,463)
Transfers in and/or out of Level 3	0
Changes in market value	(304)
Balance at the end of the period	$1,040,587

The Company measures its impaired loans on a nonrecurring basis, generally based on the fair value of the loans’ collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of June 30, 2013 and March 31, 2013, our recorded investment in impaired loans was $1,482,722 and $1,227,796, respectively. Our allowance for loan losses included an allocation for these individually evaluated loans of $159,400 and $60,200 as of June 30, 2013 and March 31, 2013, respectively.

The Company measures its foreclosed real estate on a nonrecurring basis at fair value less estimated cost to sell. There was no foreclosed real estate as of June 30, 2013. As of March 31, 2013, the fair value of foreclosed real estate was estimated to be $55,000. Fair value was determined based on offers and/or appraisals. Cost to sell the assets was based on standard market factors. The Company categorizes its foreclosed real estate as Level 3.

The Bank does not measure the fair value of its other financial assets or liabilities on a recurring basis. The estimated fair values of these financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	June 30, 2013		March 31, 2013
(dollars in thousands)	Book	Estimated	Book	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets
Level 2 inputs:
Cash and cash equivalents	$4,910	$4,910	$4,813	$4,813
Certificates of deposit	502	502	500	500
Accrued interest receivable	383	383	422	422
Level 3 inputs:
Federal Home Loan Bank stock	182	182	182	182
Loans, net	84,424	95,951	83,540	96,396
Foreclosed real estate	0	0	55	55

Financial liabilities
Level 2 inputs:
Noninterest-bearing deposits	$6,308	$6,308	$5,972	$5,972
Advances from borrowers for taxes and insurance	963	963	627	627
Level 3 inputs:
Interest-bearing deposits	127,323	128,436	128,684	129,625

Note 9. Regulatory Capital Ratios for Madison Square Federal Savings Bank

As of June 30, 2013, the most recent date of filing of the Consolidated Reports of Condition and Income with the Office of the Comptroller of the Currency, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action as disclosed in the table below. Management knows of no events or conditions that would change this classification:

			Minimum		To Be Well
	Actual		Requirements		Capitalized
(dollars in thousands)	Amount	%	Amount	%	Amount	%

As of June 30, 2013:
Total risk-based capital (to risk-weighted assets)	$13,341	19.1%	$5,590	8.0%	$6,988	10.0%
Tier I capital (to risk-weighted assets)	12,467	17.8	N/A	N/A	4,193	6.0
Tier I capital (to adjusted total assets)	12,467	8.3	5,991	4.0	7,489	5.0

As of March 31, 2013:
Total risk-based capital (to risk-weighted assets)	$13,298	19.1%	$5,571	8.0%	$6,963	10.0%
Tier I capital (to risk-weighted assets)	12,427	17.8	N/A	N/A	4,178	6.0
Tier I capital (to adjusted total assets)	12,427	8.3	5,986	4.0	7,483	5.0

Note 10. Stock Option Plans

The Company’s shareholders approved the 2011 Equity Incentive Plan, which reserves 79,054 shares for grant to officers and directors of the Company in the form of stock options (60,811 shares) and restricted stock (18,243 shares).

During the three months ended June 30, 2013 the Company granted stock options for 19,460 shares, with an exercise price of $14.60 per share. The options are exercisable up to 10 years from the grant date. The options vest over a three-year period with one third of the options vesting on each of the first, second and third anniversary dates.

During the year ended March 31, 2012, the Company granted stock options for 24,170 shares, with an exercise price of $8.00 per share. The options are exercisable up to 10 years from the grant date. The options vest over a two-year period with one third having vested immediately, one third of the options having vested on the first anniversary date and the final third of the options vesting on the second anniversary date.

Option expense recognized during the three months ended June 30, 2013 and June 30, 2012 was $7,181 and $3,565, respectively. At June 30, 2013, there was $58,628 of total unrecognized compensation expense related to non-vested stock options to be recognized through February 28, 2016. The weighted average grant date fair value of the options granted during the year ended March 31, 2012 was $1.77 and the weighted average grant date fair value of the options granted during the three months ended June 30, 2013 was $2.76.

A summary of information regarding stock options outstanding as of June 30, 2013, is as follows:

Weighted Average Exercise Price	Outstanding Shares	Average Remaining Life (Years)	Exercisable Shares

$10.94	43,630	9.18	16,113

Intrinsic value	$159,522		$106,346

There are 17,181 options available for future grant.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance, and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government, legislative and regulatory changes, the quality and composition of the loan and investment securities portfolio, loan demand, deposit flows, competition, and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in item 1A. Risk Factors of the Company’s Annual Report on Form 10-K filed on June 25, 2013. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

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

Comparison of Financial Condition at June 30, 2013 and March 31, 2013

Assets. Total assets increased $133,000, or 0.1%, from $149,902,000 at March 31, 2013, to $150,035,000 at June 30, 2013 due to an $884,000, or 1.1%, increase in net loans receivable and a $96,000, or 2.0%, increase in cash and cash equivalents, partially offset by an $893,000, or 1.6%, decrease in investment securities available for sale.

Cash and Cash Equivalents. Cash and cash equivalents increased by $96,000, or 2.0%, from $4,813,000 at March 31, 2013 to $4,910,000 at June 30, 2013.

	June 30,	March 31,
	2013	2013

Cash and due from banks	$631,754	$663,720
Federal funds sold	173,623	173,535
Interest-bearing deposits	1,290,286	175,862
FHLB overnight deposits	593,312	379,282
Federal Reserve Bank balances	2,220,654	3,420,737
Total	$4,909,629	$4,813,136

Loans. Net loans receivable increased by $884,000, or 1.1%, from $83,540,000 at March 31, 2013 to $84,424,000 at June 30, 2013, primarily as a result of the net effect of a $418,000 increase in commercial loans, a $411,000 increase in 1-4 single family mortgages and a $393,000 increase in farm loans, partially offset by a $426,000 decrease in mortgages secured by land. The increase in commercial and residential mortgage loans was primarily the result of our increased emphasis on lending in those specific areas. The decrease in mortgages secured by land was primarily the result of a significant principal reduction on one loan and normal principal reductions on the remaining portfolio.

Securities. Available-for-sale securities decreased by $893,000, or 1.6%, from $56,282,000 at March 31, 2013 to $55,389,000 at June 30, 2013. The net decrease in available-for-sale securities is the result of the sale of mortgage backed securities, collateralized mortgage obligations and agency securities with proceeds of $1,006,000 with $8,000 in gains $5,000 in losses on the sale, and $3,251,000 of securities being called, having matured, or repayments. These sales, calls, maturities and repayments were partially offset by the purchase of $4,496,000 of U.S. Government Agency bonds, mortgage backed securities, collateralized mortgage obligations, and $110,000 of Brokered Investment CDs. At June 30, 2013, we also held a $182,000 investment in the common stock of the Federal Home Loan Bank of Atlanta.

Deposits. Total deposits decreased by $1,024,000, or 0.8%, to $133,632,000 at June 30, 2013 from $134,656,000 at March 31, 2013. Balances of noninterest-bearing deposits increased by $337,000, or 5.6%, to $6,308,000 at June 30, 2013, from $5,972,000 at March 31, 2013. NOW and money market deposit accounts increased by $384,000, or 4.4%, to $9,130,000 at June 30, 2013 from $8,747,000 at March 31, 2013. Savings deposits remained steady with a slight decrease of $9,000 from $24,677,000 at March 31, 2013, to $24,668,000 at June 30, 2013, and certificates of deposits decreased by $1,735,000, or 1.8%, from $95,260,000 at March 31, 2013, to $93,525,000 at June 30, 2013.

Borrowings. We had no borrowings at June 30, 2013 or March 31, 2013.

Shareholders’ Equity.   Shareholders’ equity decreased by $703,000, or 4.9%, from $14,260,000 at March 31, 2013 to $13,557,000 at June 30, 2013 primarily due to a decrease in the FAS 115 valuation reserve of $726,000 from $181,000 at March 31, 2013 to $(545,000) at June 30, 2013. The decrease in the FAS 115 valuation reserve was a result of a decline in prices on many securities in the investment portfolio due to the increase in interest rates over the three month period ended June 30, 2013.

Results of Operations for the Three Months Ended June 30, 2013 and 2012

Overview. Net income was $15,000 for the three months ended June 30, 2013, compared to $70,000 for the three months ended June 30, 2012. The decrease in net income for the current quarter was primarily the result of a decrease in interest revenue resulting from a reduction in interest and fees on loans and a decrease in noninterest revenue resulting from reductions in gains on the sale of investment securities. These decreases to income were partially offset by decreases to both interest and noninterest expenses.

Net Interest Income. Net interest income decreased by $64,000, or 6.8%, to $879,000 for the three months ended June 30, 2013, as compared to $943,000 for the three months ended June 30, 2012, due to a decrease in the yield on earning assets and a decrease in the average balance of interest-earning assets, partially offset by a decrease in the cost of funds for deposits and a decrease in the average balance of total interest-bearing deposits. Our interest rate spread was 2.33% for the three months ended June 30, 2013, compared to 2.37% for the three months ended June 30, 2012, and our net interest margin decreased by 6 basis points to 2.44% for the three months ended June 30, 2013, from 2.50% for the three months ended June 30, 2012.

Interest on loans decreased by $135,000, or 11.8%, to $1,007,000 for the three months ended June 30, 2013, as compared to $1,142,000 for the three months ended June 30, 2012. The average balance of loans decreased by $1,589,000 to $83,233,000 for the three months ended June 30, 2013, from $84,823,000 for the three months ended June 30, 2012. The average yield on loans decreased by 54 basis points from 5.39% for the three months ended June 30, 2012 to 4.85% for the three months ended June 30, 2013.

Interest on securities available-for-sale decreased by $50,000, or 21.8%, to $180,000 for the three months ended June 30, 2013, as compared to $230,000 for the three months ended June 30, 2012, due to a 34 basis point decrease in the average yield and a decrease in average balances of $498,000.

Interest income on interest-bearing deposits decreased by $3,000, or 39.1%, to $4,000 for the three months ended June 30, 2013, as compared to $7,000 for the three months ended June 30, 2012, as a result of a $4,178,000 decrease in average balances partially offset by a two basis point increase in the average yield.

Interest expense on total deposits decreased $126,000 for the three months ended June 30, 2013, from $439,000 for the three months ended June 30, 2012, to $313,000 for the three months ended June 30, 2013, due to a decrease of $7,267,000 in average balances and a 32 basis point decrease in the average cost of interest-bearing deposits. Interest on certificates of deposits decreased $121,000 to $302,000 for the three months ended June 30, 2013, from $424,000 for the three months ended June 30, 2012, as a result of a 35 basis point decrease in average cost of time deposits and a decrease in average balances of $9,113,000. Interest on savings deposits decreased by $3,000 to $6,000 for the three months ended June 30, 2013, as compared to $9,000 for the three months ended June 30, 2012, due to a decrease in the average cost of savings deposits of 5 basis points partially offset by an increase in average balances of $921,000. Interest on NOW and money market deposit accounts decreased by $2,000 for the three months ended June 30, 2013, due to a decrease of 10 basis points in the average cost of NOW and money market deposit accounts partially offset by an increase in average balances of $925,000.

Average Balances, Interest and Yields. The following table for the three months ended June 30, 2013 and 2012 presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing the annualized income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Amortization of net deferred loan fees is included in interest income on loans and is insignificant. Non-accruing loans have been included in the table as loans carrying a zero yield. No tax-equivalent adjustments were made.

	Three Months Ended June 30,

	2013			2012
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets:
Interest-bearing deposits	$5,487,819	$4,247	0.31%	$9,665,515	$6,972	0.29%
Investment securities available-for-sale	55,782,249	179,623	1.29	56,280,389	229,745	1.63
Loans receivable, net	83,233,426	1,007,004	4.85	84,822,886	1,142,204	5.39
Other interest-earning assets	181,800	1,260	2.78	328,868	2,993	3.64
Total interest-earning assets	144,685,294	1,192,134	3.30%	151,097,658	1,381,914	3.66%
Noninterest-earning assets	5,146,005			5,938,018
Total assets	$149,831,299			$157,035,676

Liabilities and Shareholders’ Equity:
Time deposits	$94,677,143	302,496	1.28%	$103,790,247	423,983	1.63%
Savings	24,629,152	6,117	0.10	23,708,243	8,841	0.15
NOW and money market accounts	9,008,801	4,457	0.20	8,083,898	6,139	0.30
Total interest-bearing deposits	128,315,096	313,070	0.98	135,582,388	438,963	1.30
Other interest-bearing liabilities	797,565	0	0.00	735,579	0	0.00
Total interest-bearing liabilities	129,112,661	313,070	0.97%	136,317,967	438,963	1.29%
Noninterest-bearing deposits	5,910,127			6,113,395
Other noninterest-bearing liabilities	594,106			441,675
Total liabilities	135,616,894			142,873,037
Total shareholders’ equity	14,214,405			14,162,639
Total liabilities and shareholders’ equity	$149,831,299			$157,035,676

Net interest income		879,064			$942,951
Interest rate spread			2.33%			2.37%
Net interest margin			2.44%			2.50%
Average interest-earning assets to average interest-bearing liabilities			112.06%			110.84%

●	Average loan balances include nonaccrual loans.
●	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

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

Our provision for loan losses decreased $84,000 to $20,000 for the three months ended June 30, 2013 from $104,000 for the three months ended June 30, 2012. At June 30, 2013, the allowance for loan losses was $928,000, or 1.09%, of total loans compared to $909,000, or 1.08%, of total loans at March 31, 2013, and $925,000, or 1.10% of total loans at June 30, 2012. We had balances of $314,000 in 1-4 single family residential mortgage nonaccrual loans and $13,000 in commercial nonaccrual loans at June 30, 2013, compared to $314,000 in 1-4 single family nonaccrual loans, $16,000 in commercial nonaccrual loans and $2,000 in consumer nonaccrual loans at March 31, 2013, and $263,000 of 1-4 single family nonaccrual loans at June 30, 2012.

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

We had no recoveries and $1,000 in 1-4 single family mortgage charge-offs during the three months ended June 30, 2013, compared to $235 in commercial loan recoveries and $16,200 1-4 single family mortgage charge-offs during the three months ended June 30, 2012.

Although management utilizes its best judgment in providing for losses, there can be no assurance that they will not have to increase the allowance for loan losses in subsequent periods. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or for the Three
	Months Ended June 30,
	2013	2012

Allowance for loan losses at beginning of period	$909,488	$837,063
Provision for loan losses	20,000	104,000
Recoveries:
Loans secured by mortgages:
1-4 single family residential	0	0
Commercial	0	235
Charge-offs:
Loans secured by mortgages:
1-4 single family residential	1,000	16,200
Total charge-offs	1,000	16,200
Net charge-offs	1,000	15,965
Allowance for loan losses at end of period	$928,488	$925,098

Allowance for loan losses to nonaccrual loans	284.38%	352.22%
Allowance for loan losses to total loans outstanding at the end of the period	1.09%	1.10%
Net charge-offs to average loans outstanding during the period (not annualized)	0.00%	0.02%

At June 30, 2013, Madison had two 1-4 single family loans totaling approximately $378,000 classified as troubled debt restructurings “TDRs”, which received rate modifications to current market rates. One of these two loans in the amount of $8,000 is current at June 30, 2013 and is classified as substandard. The individual impairment recorded against this loan was $900 for the period ended June 30, 2013. The other loan of $370,000 has remained current through the three months ended June 30, 2013 and is not adversely classified. At June 30, 2012, this loan was classified as a TDR in the amount of $384,000. For the period ended June 30, 2013, the individual impairment recorded against this loan was $58,500 compared to $50,000 at June 30, 2012. These loans are in accrual status and in compliance with their modified terms, and therefore, not included in the nonperforming ratio above.

Noninterest Revenue. Noninterest revenue decreased by $106,000, or 72.0%, for the three months ended June 30, 2013, to $41,000 as compared to $148,000 for the three months ended June 30, 2012. The decrease during the period was primarily due to decreases of $96,000 in gains on the sale of investment securities.

Noninterest Expenses. Noninterest expense decreased by $30,000, or 3.32%, to $886,000 for the three months ended June 30, 2013 as compared to $916,000 for the three months ended June 30, 2012, primarily due to decreases in salaries and employee benefits, data processing and occupancy and equipment expenses.

Income Tax Expense. For the three months ended June 30, 2013 and 2012, we incurred no income tax expense. At March 31, 2013, the Bank had a net operating loss carry-forward totaling approximately $643,000, which will begin to expire during the year ending March 31, 2029. The Bank also had a capital loss carry-forward of approximately $495,000, which expires during the year ending March 31, 2014. We have established a valuation allowance to reflect uncertainty as to our ability to realize our deferred tax asset. See Note 12 of the notes to the consolidated financial statements for March 31, 2013, filed in our Annual Report on Form 10-K for the year ended March 31, 2013.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending, and investing activities during any given period. At June 30, 2013, cash and cash equivalents totaled $4,910,000. Securities classified as available-for-sale amounted to $55,389,000. Our liquidity has decreased slightly as we have continued to decrease interest rates on deposits. In addition, at June 30, 2013, the Bank had the ability to borrow a total of approximately $29.9 million from the Federal Home Loan Bank of Atlanta, and the Bank has lines of credit totaling approximately $7.0 million with two large financial institutions. At June 30, 2013, we had no Federal Home Loan Bank advances outstanding or borrowings on the lines of credit.

At June 30, 2013, we had $4,225,000 in commitments to extend credit outstanding. Certificates of deposit due within one year of June 30, 2013, totaled $45,383,000, or 48.5% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods due to the current low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June, 2014. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

(b)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings in the ordinary course of business. We are not a party to any pending legal proceeding that we believe would have a material adverse effect on our financial condition, results of operations, or cash flows.

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

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
101.0*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements

________________________

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

MADISON BANCORP, INC.

Dated: August 13, 2013	By:	/s/ Michael P. Gavin
Michael P. Gavin
President, Chief Executive Officer and Chief Financial Officer
(duly authorized officer & principal financial officer)