Form 10-Q
period 2013-09-30
Madison Bancorp Inc
filed 2013-11-12
CIK 1492324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

⊠	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes             No   X

As of November 8, 2013, there were 608,116 shares of the registrant’s common stock outstanding.

MADISON BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Financial Condition

September 30, 2013 and March 31, 2013

	September 30, 2013	March 31, 2013
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$612,952	$663,720
Federal funds sold and interest-bearing deposits	3,418,480	4,149,416
Cash and cash equivalents	4,031,432	4,813,136
Certificates of deposit	504,009	499,862
Investment securities available-for-sale	54,202,259	56,282,175
Federal Home Loan Bank stock, at cost	181,900	181,800
Loans receivable, net	83,550,919	83,540,352
Premises and equipment, net	3,503,348	3,538,379
Foreclosed real estate	0	55,000
Accrued interest receivable	396,670	421,538
Deferred income taxes	512,068	0
Prepaid expenses and other assets	341,137	569,604

Total Assets	$147,223,742	$149,901,846
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing	$7,060,238	$5,971,726
Interest bearing	125,596,512	128,684,072
Total Deposits	132,656,750	134,655,798
Advances from borrowers for taxes and insurance	444,774	627,482
Deferred income taxes	0	8,350
Other liabilities	620,224	350,128
Total Liabilities	133,721,748	135,641,758
Shareholders’ Equity
Common Stock, $.01 par value, 10,000,000 shares authorized. Issued: 608,116 shares at September 30, 2013 and March 31, 2013	6,081	6,081
Additional paid-in capital	5,377,972	5,361,954
Retained earnings	9,073,467	9,049,637
Unearned ESOP shares	(337,821)	(338,813)
Accumulated other comprehensive income (loss)	(617,705)	181,229
Total Shareholders’ Equity	13,501,994	14,260,088

Total Liabilities and Shareholders’ Equity	$147,223,742	$149,901,846

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Three and Six Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,		Six Months Ended September 30,

	2013	2012	2013	2012
Interest Revenue
Loans, including fees	$990,702	$1,096,271	$1,997,708	$2,238,475
Investment securities available-for-sale	188,637	194,952	368,260	424,697
Interest-bearing deposits	3,857	5,140	8,103	12,113
Other	1,147	847	2,407	3,839
Total Interest Revenue	1,184,343	1,297,210	2,376,478	2,679,124
Interest Expense
Interest on deposits:
Time	282,533	400,755	585,029	824,738
Savings	6,108	9,215	12,225	18,056
NOW and Money Market	4,313	5,453	8,770	11,591
Borrowings	0	15	0	15
Total Interest Expense	292,954	415,438	606,024	854,400
Net Interest Income	891,389	881,772	1,770,454	1,824,724
Provision for Loan Losses	13,000	65,000	33,000	169,000
Net Interest Income after Provision for Loan Losses	878,389	816,772	1,737,454	1,655,724
Noninterest Revenue
Gain on sale of investment securities	1,881	60,487	5,550	159,846
Gain on sale of land	0	71,144	0	71,144
Other	39,887	45,102	77,630	93,430
Total Noninterest Revenue	41,768	176,733	83,180	324,420
Noninterest Expenses
Salaries and employee benefits	496,618	501,006	978,601	1,000,836
Occupancy and equipment expense	208,619	208,555	409,582	415,436
Advertising	4,114	2,127	8,339	3,656
Professional services	55,091	57,507	92,031	92,913
FDIC premiums and regulatory assessments	42,675	45,000	87,550	90,000
Data processing	55,104	49,660	105,305	106,021
Stationery and postage	18,385	19,029	35,656	34,260
Other operating expenses	30,307	46,741	79,740	102,798
Total Noninterest Expense	910,913	929,625	1,796,804	1,845,920
Income Before Income Taxes	9,244	63,880	23,830	134,224
Income Tax Expense	0	0	0	0
Net Income	$9,244	$63,880	$23,830	$134,224
Income per common share - basic	$0.02	$0.11	$0.04	$0.23
Income per common share - diluted	$0.02	$0.11	$0.04	$0.23

 The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Six Months Ended September, 2013 and 2012

	Three Months Ended September 30,		Six Months Ended September 30,

	2013	2012	2013	2012

Net income	$9,244	$63,880	$23,830	$134,224
Other comprehensive income:
Securities available for sale:
Net unrealized gain / loss during the period	(118,305)	233,633	(1,313,801)	510,864
Reclassification adjustment for gains / losses in net income	(1,881)	(60,487)	(5,550)	(159,846)
	(120,186)	173,146	(1,319,351)	351,018
Deferred tax expense (benefit):
Securities available for sale:
Net unrealized gain / loss during the period	(46,665)	92,156	(518,228)	201,511
Reclassification adjustment for gains / losses in net income	(742)	(23,859)	(2,189)	(63,052)
	(47,407)	68,297	(520,417)	138,459
Other comprehensive income, net of tax	(72,779)	104,849	(798,934)	212,559
Comprehensive income	$(63,535)	$168,729	$(775,104)	$346,783

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Six Months Ended September 30, 2013 and 2012

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-in	Retained	ESOP	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Shares	Income	Equity

Balance March 31, 2012	$6,081	$5,345,251	$8,835,984	$(362,300)	$329,702	$14,154,718
Comprehensive Income:
Net income			134,224			134,224
Net unrealized gain onavailable-for-sale securities, net of tax effect of $138,459					212,559	212,559
Stock based compensation		7,130				7,130

Balance September 30, 2012	$6,081	$5,352,381	$8,970,208	$(362,300)	$542,261	$14,508,631

Balance March 31, 2013	$6,081	$5,361,954	$9,049,637	$(338,813)	$181,229	$14,260,088
Comprehensive Income:
Net income			23,830			23,830
Net unrealized loss on available-for-sale securities, net of tax effect of $(520,417)					(798,934)	(798,934)
Stock based compensation		16,018		992		17,010

Balance September 30, 2013	$6,081	$5,377,972	$9,073,467	$(337,821)	$(617,705)	$13,501,994

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended September 30, 2013 and 2012
	Six Months Ended
	September 30,
Cash flows from Operating Activities	2013	2012
Net income	$23,830	$134,224
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	88,140	162,421
Increase in net deferred loan costs	(12,813)	(24,523)
Provision for loan losses	33,000	169,000
Gain on sale of investment securities	(5,550)	(159,846)
Gain on sale of land	0	(71,144)
Gain on sale and write-down of foreclosed real estate	(110)	0
Depreciation and amortization	110,453	105,461
Stock based compensation	17,010	7,130
Changes in operating assets and liabilities:
Accrued interest receivable	24,868	14,587
Prepaid expenses and other assets	228,467	60,045
Other liabilities	270,096	53,000
Net cash provided by operating activities	777,391	450,355
Cash flows from Investing Activities
(Increase) decrease in loans receivable, net	(30,754)	1,721,491
(Increase) decrease in investment certificates of deposit, net	(4,147)	242,158
Activity in available-for-sale securities:
Sales	1,005,840	7,347,715
Maturities, repayments and calls	6,340,771	10,170,311
Purchases	(6,668,637)	(22,915,239)
Purchase of property and equipment	(75,422)	(8,341)
Proceeds from sale of property and equipment	0	99,852
Redemption of FHLB stock	(100)	6,100
Proceeds from sale of foreclosed real estate	55,110	0
Proceeds from sale of ground rents	0	290,000
Net cash (used in) provided by investing activities	622,661	(3,045,953)
Cash flow from Financing Activities
(Decrease) increase in deposits, net	(1,999,048)	(659,904)
(Decrease) increase in advances from borrowers, net	(182,708)	(182,364)
Net cash used by financing activities	(2,181,756)	(842,268)
Net Change in Cash and Cash Equivalents	(781,704)	(3,437,866)
Cash and Cash Equivalents, Beginning of Period	4,813,136	10,735,213
Cash and Cash Equivalents, End of Period	$4,031,432	$7,297,347

Supplemental disclosure:
Interest paid	$613,273	$863,352
Loans transferred to foreclosed real estate	0	57,000

           The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

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

Subsequent Events. We evaluated subsequent events after September 30, 2013 through November 8, 2013, the date this report was available to be issued. No significant subsequent events were identified which would affect the presentation of the financial statements.

Recently Adopted Accounting Guidance

ASU 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements, reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on April 1, 2013, and did not have a significant impact on our financial statements.

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

ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 amends recent guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 became effective for the Company on April 1, 2013 and did not have a significant impact on our financial statements.

Note 2. Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Both the basic and diluted earnings per share for the three and six months ended September 30, 2013 and 2012 are summarized below:

	Three Months Ended September 30		Six Months Ended September 30
	2013	2012	2013	2012

Net income	$9,244	$63,880	$23,830	$134,224

Average common shares outstanding	574,724	571,886	574,724	571,886
Stock option adjustment	12,641	1,157	9,635	1,993
Average common shares outstanding - diluted	587,365	573,043	584,359	573,879

Earnings per common share - basic	$0.02	$0.11	$0.04	$0.23
Earnings per common share - diluted	$0.02	$0.11	$0.04	$0.23

Note 3. Cash and Cash Equivalents

The Company sells federal funds on an unsecured basis to correspondent banks. As of September 30, 2013 and March 31, 2013, the balance of federal funds sold on an unsecured basis was $173,712 and $173,535, respectively. As of September 30, 2013 and March 31, 2013, the Company had $540,235 and $168,629, respectively, invested in a money market account at a brokerage that is not covered by deposit insurance.

Financial institutions are required to carry noninterest-bearing cash reserves at specific percentages of deposit balances. The Bank’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirement.

Note 4. Investment Securities

The amortized cost and estimated fair value of investment securities at September 30, 2013 and March 31, 2013, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2013
Investment securities available-for-sale:
U.S. government agencies	$16,136,824	$1,314	$669,086	$15,469,052
Brokered certificates of deposit	6,409,000	20,515	3,351	6,426,164
Mortgage-backed securities (Agency)	20,821,194	127,254	424,286	20,524,162
Collateralized mortgage obligations (Agency)	11,855,314	32,738	105,171	11,782,881
	$55,222,332	$181,821	$1,201,894	$54,202,259

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2013
Investment securities available-for-sale:
U.S. government agencies	$15,137,211	$18,332	$33,765	$15,121,778
Brokered certificates of deposit	8,444,000	36,394	1,119	8,479,275
Mortgage-backed securities (Agency)	18,802,845	256,680	37,871	19,021,654
Collateralized mortgage obligations (Agency)	13,598,841	76,606	15,979	13,659,468
	$55,982,897	$388,012	$88,734	$56,282,175

The Bank has arranged for two lines of credit with large financial institutions for liquidity to meet expected and unexpected cash needs. One line of credit is unsecured and the other is collateralized by brokered certificates of deposit if any advances are disbursed. As of September 30, 2013 and March 31, 2013, there were no borrowings or securities pledged under these lines of credit.

The following is a summary of contractual maturities of securities available-for-sale as of September 30, 2013:

	Available-for-Sale
	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$2,875,000	$2,878,841
After one year through five years	8,106,610	8,082,550
After five years through ten years	9,665,950	9,149,584
After ten years	1,898,264	1,784,241
	22,545,824	21,895,216

Mortgage-backed securities (Agency)	20,821,194	20,524,162
Collateralized mortgage obligations (Agency)	11,855,314	11,782,881
	$55,222,332	$54,202,259

Proceeds from the sale of investment securities were $1,005,840 and $7,347,715 during the six months ended September 30, 2013 and 2012, respectively, with gains of $10,345 and losses of $4,795 for the six months ended September 30, 2013 and gains of $159,846 and no losses for the six months ended September 30, 2012.

The following table presents Madison’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at September 30, 2013.

	Less than 12 Months		12 Months or More		Total
September 30, 2013	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Investment securities available-for-sale:
U.S. Government agencies	$15,217,739	$669,086	$0	$0	$15,217,739	$669,086
Brokered certificates of deposit	1,146,649	3,351	0	0	1,146,649	3,351
Mortgage-backed securities (Agency)	10,656,877	424,286	0	0	10,656,877	424,286
Collateralized mortgage obligations (Agency)	2,649,161	96,728	2,337,852	8,443	4,987,013	105,171
	$29,670,426	$1,193,451	$2,337,852	$8,443	$32,008,278	$1,201,894

The gross unrealized losses are not considered by management to be other-than-temporary impairments. Management has the intent and ability to hold these securities until maturity. In most cases, temporary impairment is caused by market interest rate fluctuations.

Note 5.   Loans Receivable and Allowance for Loan Losses

Loans receivable consist of the following at September 30, 2013 and March 31, 2013:

	September 30, 2013	March 31, 2013
Loans secured by mortgages:
Residential:
1-4 Single family	$55,124,356	$54,604,184
Multifamily	1,471,160	1,513,209
Lines of credit	2,907,981	2,658,271
Commercial	14,351,807	14,553,616
Land	3,173,139	4,191,616
Farm loans guaranteed by the USDA	1,273,304	888,544
Residential construction	1,257,427	1,367,134
	79,559,174	79,776,574
Consumer	478,898	403,330
Commercial	4,167,065	4,090,168
Total loans receivable	84,205,137	84,270,072
Net deferred costs	192,581	179,768
Allowance for loan losses	(846,799)	(909,488)
Loans receivable, net	$83,550,919	$83,540,352

Credit Quality Indicators

When assessing credit quality management considers all aspects of the loan, including: the overall risk involved; the nature of the collateral; the character, capacity, financial responsibility and record of the borrower; and the probability of repayment or orderly liquidation in accordance with the loan terms.

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

Other loans designated as special mention generally require higher reserves than are allocated to pass loans.

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

The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans as of September 30, 2013 and March 31, 2013.

Commercial Credit Exposure	Commercial, Not Real Estate Secured		Commercial Real Estate (1)
	September 30, 2013	March 31, 2013	September 30, 2013	March 31, 2013
Grade:
Pass	$4,164,200	$3,702,067	$11,887,898	$11,634,602
Special Mention	0	372,524	3,369,854	3,430,979
Substandard	2,865	15,577	367,359	376,579
Doubtful	0	0	0	0
Loss	0	0	0	0
	$4,167,065	$4,090,168	$15,625,111	$15,442,160

	Residential Real Estate		Residential Real Estate
Other Credit Exposure	Construction and Land		Other (2)		Consumer
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2013	2013	2013	2013	2013	2013
Grade:
Pass	$3,024,707	$2,021,668	$57,915,442	$57,944,859	$478,898	$401,803
Special Mention	1,281,457	3,396,480	1,090,778	509,874	0	0
Substandard	124,402	140,602	497,277	320,931	0	1,527
Doubtful	0	0	0	0	0	0
Loss	0	0	0	0	0	0
	$4,430,566	$5,558,750	$59,503,497	$58,775,664	$478,898	$403,330

(1)      Commercial real estate includes farm loans guaranteed by the USDA.

(2)      Residential real estate includes 1-4 single family residential, multifamily residential and home equity lines of credit.

Age Analysis of Past Due Loans as of September 30, 2013 and March 31, 2013

							Total	Nonaccrual
	30-59 Days	60-89 Days	90 Days or More Past Due		Total		Nonaccrual	Interest Not
September 30, 2013	Past Due	Past Due	Accrual	Nonaccrual	Past Due	Current	Loans	Accrued
Loans secured by mortgages:
Residential:
1-4 Single family	$0	$610,586	$0	$185,870	$796,456	$54,327,900	$373,713	$15,724
Multifamily	0	0	0	0	0	1,471,160	0	0
Lines of credit	0	0	0	0	0	2,907,981	0	0
Commercial	668,244	367,359	0	0	1,035,603	13,316,204	0	0
Land	0	0	0	0	0	3,173,139	0	0
Farm	0	0	0	0	0	1,273,304	0	0
Residential Construction	0	0	0	0	0	1,257,427	0	0
	668,244	977,945	0	185,870	1,832,059	77,727,115	373,713	15,724
Consumer	985	0	0	0	985	477,913	0	0
Commercial	2,865	0	0	0	2,865	4,164,200	0	0
	$672,094	$977,945	$0	$185,870	$1,835,909	$82,369,228	$373,713	$15,724

							Total	Nonaccrual
	30-59 Days	60-89 Days	90 Days or More Past Due		Total		Nonaccrual	Interest Not
March 31, 2013	Past Due	Past Due	Accrual	Nonaccrual	Past Due	Current	Loans	Accrued
Loans secured by mortgages:
Residential:
1-4 Single family	$576,788	$74,160	$0	$313,580	$964,528	$53,639,656	$313,580	$26,954
Multifamily	0	0	0	0	0	1,513,209	0	0
Lines of credit	0	0	0	0	0	2,658,271	0	0
Commercial	0	0	376,579	0	376,579	14,177,037	0	0
Land	0	0	0	0	0	4,191,616	0	0
Farm	0	0	0	0	0	888,544	0	0
Residential Construction	424,938	0	0	0	424,938	942,196	0	0
	1,001,726	74,160	376,579	313,580	1,766,045	78,010,529	313,580	26,954
Consumer	3,494	0	0	1,527	5,021	398,309	1,527	0
Commercial	0	0	0	15,577	15,577	4,074,591	15,577	109
	$1,005,220	$74,160	$376,579	$330,684	$1,786,643	$82,483,429	$330,684	$27,063

Impaired Loans as of and for the Six Months Ended September 30, 2013

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	with No	with	Recorded	Related	Recorded	Income
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
Loans secured by mortgages:
Residential:
1-4 Single family	$1,073,565	$489,979	$375,283	$865,262	$58,600	$862,038	$16,961
Multifamily	0	0	0	0	0	0	0
Lines of credit	0	0	0	0	0	0	0
Commercial	367,359	367,359	0	367,359	0	370,431	13,776
Land	228,902	124,402	0	124,402	0	124,902	5,043
Farm	0	0	0	0	0	0	0
Residential construction	0	0	0	0	0	0	0
	1,669,826	981,740	375,283	1,357,023	58,600	1,357,371	35,780
Consumer	0	0	0	0	0	0	0
Commercial	2,865	2,865	0	2,865	0	8,442	399
Total impaired loans	$1,672,691	$984,605	$375,283	$1,359,888	$58,600	$1,365,813	$36,179

Impaired Loans as of and for the Year Ended March 31, 2013

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	with No	with	Recorded	Related	Recorded	Income
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
Loans secured by mortgages:
Residential:
1-4 Single family	$812,251	$313,580	$379,930	$693,510	$60,200	$777,370	$10,346
Multifamily	0	0	0	0	0	0	0
Lines of credit	0	0	0	0	0	0	0
Commercial	376,579	376,579	0	376,579	0	381,180	33,686
Land	230,102	140,602	0	140,602	0	223,763	9,945
Farm	0	0	0	0	0	0	0
Residential construction	0	0	0	0	0	0	0
	1,418,932	830,761	379,930	1,210,691	60,200	1,382,313	53,977
Consumer	1,527	1,527	0	1,527	0	1,588	34
Commercial	15,837	15,577	0	15,577	0	16,832	343
Total impaired loans	$1,436,296	$847,865	$379,930	$1,227,795	$60,200	$1,400,733	$54,354

We occasionally modify loans to extend the term to help borrowers stay current on their loan and to avoid foreclosure. At September 30, 2013, we had seven1-4 single family mortgage loans totaling approximately $1,152,000 that we had modified the terms either by extending the term or increasing the payments to allow the customer to become current. We did not forgive any principal or interest, or modify the interest rates on the loans. Six of these seven modified loans with balances totaling $913,000 were current and one of these seven with a balance of $239,000 was greater than 90 days delinquent at September 30, 2013. We also had two 1-4 single family mortgage loans totaling approximately $375,000 at September 30, 2013 which had received rate modifications to current market rates. One of these two loans in the amount of $7,000 is current at September 30, 2013 and is classified as substandard. The other loan of $368,000 has remained current through the six months ended September 30, 2013 and is not adversely classified.

The following tables set forth for the six months ended September 30, 2013 and 2012 and for the year ended March 31, 2013, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

For the Six Months Ended September 30, 2013:

	Allowance 3/31/2013	Charge- offs	Recoveries	Provision	Allowance 9/30/2013
Loans secured by mortgages:
Residential:
1-4 Single family	$343,110	$81,500	$811	$74,190	$336,612
Multifamily	19,218	0	0	(975)	18,242
Lines of credit	15,950	0	0	5,166	21,116
Commercial	258,443	0	0	(12,822)	245,621
Land	95,200	15,000	0	(25,729)	54,471
Farm	0	0	0	0	0
Residential construction	36,459	0	0	(7,362)	29,097
	768,380	96,500	811	32,468	705,159
Consumer	2,802	0	0	383	3,185
Commercial	60,147	0	0	(3,270)	56,877
Unallocated	78,159	0	0	3,419	81,578
Total	$909,488	$96,500	$811	$33,000	$846,799

	Allowance		Loan Balance
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Loan Balance
Loans secured by mortgages:
Residential:
1-4 Single family	$58,600	$278,012	$865,262	$54,259,094	$55,124,356
Multifamily	0	18,242	0	1,471,160	1,471,160
Lines of credit	0	21,116	0	2,907,981	2,907,981
Commercial	0	245,621	367,359	13,984,448	14,351,807
Land	0	54,471	124,402	3,048,737	3,173,139
Farm	0	0	0	1,273,304	1,273,304
Residential construction	0	29,097	0	1,257,427	1,257,427
	58,600	646,559	1,357,023	78,202,151	79,559,174
Consumer	0	3,185	0	478,898	478,898
Commercial	0	56,877	2,865	4,164,200	4,167,0655
Unallocated	0	81,578	0	0	0
Total	$58,600	$788,199	$1,359,888	$82,845,249	$84,205,137

For the Six Months Ended September 30, 2012:

	Allowance 3/31/2012	Charge- offs	Recoveries	Provision	Allowance 9/30/2012
Loans secured by mortgages:
Residential:
1-4 Single family	$372,404	$64,171	$0	$31,027	$339,260
Multifamily	18,705	0	0	(368)	18,337
Lines of credit	13,817	0	0	(1,400)	12,417
Commercial	188,199	0	0	38,939	227,138
Land	152,621	89,500	0	38,878	101,999
Farm	0	0	0	0	0
Residential construction	16,417	0	0	9,020	25,437
	762,163	153,671	0	116,096	724,588
Consumer	3,103	0	0	725	3,828
Commercial	71,149	0	235	(10,937)	60,447
Unallocated	648	0	0	63,116	63,764
Total	$837,063	$153,671	$235	$169,000	$852,627

	Allowance		Loan Balance
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Loan Balance
Loans secured by mortgages:
Residential:
1-4 Single family	$0	$339,260	$317,502	$52,349,245	$52,666,747
Multifamily	0	18,337	0	1,553,941	1,553,941
Lines of credit	0	12,417	0	2,434,761	2,434,761
Commercial	0	227,138	379,554	14,227,042	14,606,596
Land	0	101,999	141,802	5,509,606	5,651,408
Farm	0	0	0	0	0
Residential construction	0	25,437	0	1,685,180	1,685,180
	0	724,588	838,858	77,759,775	78,598,633
Consumer	0	3,828	0	575,562	575,562
Commercial	0	60,447	0	4,631,397	4,631,3977
Unallocated	0	63,764	0	0	0
Total	$0	$852,627	$838,858	$82,966,734	$83,805,592

For the Year Ended March 31, 2013:

	Allowance 3/31/2012	Charge- offs	Recoveries	Provision	Allowance 3/31/2013
Loans secured by mortgages:
Residential:
1-4 Single family	$372,404	$75,712	$7,401	$39,017	$343,110
Multifamily	18,705	0	0	513	19,218
Lines of credit	13,817	0	0	2,133	15,950
Commercial	188,199	0	0	70,244	258,443
Land	152,621	89,500	0	32,079	95,200
Farm	0	0	0	0	0
Residential construction	16,417	0	0	20,042	36,459
	762,163	165,212	7,401	164,028	768,380
Consumer	3,103	0	0	(301)	2,802
Commercial	71,149	0	236	(11,238)	60,147
Unallocated	648	0	0	77,511	78,159
Total	$837,063	$165,212	$7,637	$230,000	$909,488

	Allowance		Loan Balance
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Loan Balance
Loans secured by mortgages:
Residential:
1-4 Single family	$60,200	$282,910	$693,510	$53,910,674	$54,604,184
Multifamily	0	19,218	0	1,513,209	1,513,209
Lines of credit	0	15,950	0	2,658,271	2,658,271
Commercial	0	258,443	376,579	14,177,037	14,553,616
Land	0	95,200	140,602	4,051,014	4,191,616
Farm	0	0	0	888,544	888,544
Residential construction	0	36,459	0	1,367,134	1,367,134
	60,200	708,180	1,210,691	78,565,883	79,776,574
Consumer	0	2,802	1,527	401,803	403,330
Commercial	0	60,147	15,577	4,074,591	4,090,168
Unallocated	0	78,159	0	0	0
Total	$60,200	$849,288	$1,227,795	$83,042,277	$84,270,072

Note 6. Borrowings

At September 30, 2013, the Bank had the ability to borrow a total of approximately $30.0 million from the Federal Home Loan Bank of Atlanta, and the Bank has lines of credit totaling approximately $6.1 million with two large financial institutions. The FHLB borrowing requires us to pledge mortgage loans as collateral, and one of the lines of credit requires us to pledge brokered certificates of deposit or US Government Agency securities. At September 30, 2013, we had no Federal Home Loan Bank advances outstanding or borrowings on the lines of credit. The rates on the borrowing lines will be determined at the time of an advance.

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

The Bank had outstanding firm commitments to originate, fund, or purchase loans as follows:

	September 30, 2013	March 31, 2013

Mortgage loan commitments – fixed rate	$1,978,050	$1,573,750
Mortgage loan commitments – variable rate	12,230	238,629
Unused equity lines of credit (variable rate)	2,421,167	2,815,945
Commercial and consumer lines of credit	1,764,414	230,651
Standby letters of credit	202,655	377,530
Total	$6,378,516	$5,236,505

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

Investment securities available-for-sale are the only financial assets measured at fair value on a recurring basis. As of September 30, 2013 and March 31, 2013, the fair values were measured using the following methodologies:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Government agencies	$0	$15,469,052	$0	$15,469,052
Brokered certificates of deposit	6,426,164	0	0	6,426,164
Mortgage-backed securities (Agency)	1,341,841	19,180,463	1,858	20,524,162
Collateralized mortgage obligations (Agency)	0	11,782,881	0	11,782,881
	$7,768,005	$46,432,396	$1,858	$54,202,259

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Government agencies	$1,024,845	$14,096,933	$0	$15,121,778
Brokered certificates of deposit	8,479,275	0	0	8,479,275
Mortgage-backed securities (Agency)	1,022,582	17,503,140	495,932	19,021,654
Collateralized mortgage obligations (Agency)	285,887	12,797,159	576,422	13,659,468
	$10,812,589	$44,397,232	$1,072,354	$56,282,175

The following table summarizes activity in securities valued using Level 3 inputs during the six months ended September 30, 2013:

September 30, 2013

Balance at beginning of the period	$1,072,354
Purchases	0
Sales	0
Paydowns	(52,873)
Transfers in and/or out of Level 3	(958,822)
Changes in market value	(58,801)
Balance at the end of the period	$1,858

The Company measures its impaired loans on a nonrecurring basis, generally based on the fair value of the loans’ collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of September 30, 2013 and March 31, 2013, our recorded investment in impaired loans was $1,359,888 and $1,227,795, respectively. Our allowance for loan losses included an allocation for these individually evaluated loans of $58,600 and $60,200 as of September 30, 2013 and March 31, 2013, respectively.

The Company measures its foreclosed real estate on a nonrecurring basis at fair value less estimated cost to sell. There was no foreclosed real estate as of September 30, 2013. As of March 31, 2013, the fair value of foreclosed real estate was estimated to be $55,000. Fair value was determined based on offers and/or appraisals. Cost to sell the assets was based on standard market factors. The Company categorizes its foreclosed real estate as Level 3. During the six months ended September 30, 2113, the foreclosed real estate owned as of March 31, 2013 was sold for $55,110.

The Bank does not measure the fair value of its other financial assets or liabilities on a recurring basis. The estimated fair values of these financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	September 30, 2013		March 31, 2013
(dollars in thousands)	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets
Level 2 inputs:
Cash and cash equivalents	$4,031	$4,031	$4,813	$4,813
Certificates of deposit	504	504	500	500
Accrued interest receivable	397	397	422	422
Level 3 inputs:
Federal Home Loan Bank stock	182	182	182	182
Loans, net	83,551	87,731	83,540	96,396
Foreclosed real estate	0	0	55	55
Financial liabilities
Level 2 inputs:
Noninterest-bearing deposits	$7,060	$7,060	$5,972	$5,972
Advances from borrowers for taxes and insurance	445	445	627	627
Level 3 inputs:
Interest-bearing deposits	125,597	126,550	128,684	129,625

Note 9. Regulatory Capital Ratios for Madison Square Federal Savings Bank

As of September 30, 2013, the most recent date of filing of the Consolidated Reports of Condition and Income with the Office of the Comptroller of the Currency, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action as disclosed in the table below. Management knows of no events or conditions that would change this classification:

			Minimum		To Be Well
	Actual		Requirements		Capitalized
(dollars in thousands)	Amount	%	Amount	%	Amount	%

As of September 30, 2013:
Total risk-based capital (to risk-weighted assets)	$13,351	19.4%	$5,513	8.0%	$6,891	10.0%
Tier I capital (to risk-weighted assets)	12,504	18.1	N/A	N/A	4,134	6.0
Tier I capital (to adjusted total assets)	12,504	8.5	5,879	4.0	7,349	5.0

As of March 31, 2013:
Total risk-based capital (to risk-weighted assets)	$13,298	19.1%	$5,571	8.0%	$6,963	10.0%
Tier I capital (to risk-weighted assets)	12,427	17.8	N/A	N/A	4,178	6.0
Tier I capital (to adjusted total assets)	12,427	8.3	5,986	4.0	7,483	5.0

Note 10. Stock Option Plans

The Company’s shareholders approved the 2011 Equity Incentive Plan, which reserves 79,054 shares for grant to officers and directors of the Company in the form of stock options (60,811 shares) and restricted stock (18,243 shares).

During the six months ended September 30, 2013 the Company granted stock options for 19,460 shares, with an exercise price of $14.60 per share. The options are exercisable up to 10 years from the grant date. The options vest over a three-year period with one third of the options vesting on each of the first, second and third anniversary dates.

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

Option expense recognized during the six months ended September 30, 2013 and September 30, 2012 was $16,018 and $7,130, respectively. At September 30, 2013, there was $49,791 of total unrecognized compensation expense related to non-vested stock options to be recognized through February 28, 2016. The weighted average grant date fair value of the options granted during the year ended March 31, 2012 was $1.77 and the weighted average grant date fair value of the options granted during the six months ended September 30, 2013 was $2.76.

A summary of information regarding stock options outstanding as of September 30, 2013, is as follows:

Weighted Average Exercise Price	Outstanding Shares	Average Remaining Life (Years)	Exercisable Shares

$10.94	43,630	8.93	16,113

Intrinsic value	$286,049		$153,074

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

Comparison of Financial Condition at September 30, 2013 and March 31, 2013

Assets. Total assets decreased $2,678,000, or 1.8%, from $149,902,000 at March 31, 2013, to $147,224,000 at September 30, 2013 due to a $2,080,000, or 3.7%, decrease in investment securities available-for-sale and a $782,000, or 16.2%, decrease in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $782,000, or 16.2%, from $4,813,000 at March 31, 2013 to $4,031,000 at September 30, 2013.

	September 30,	March 31,
	2013	2013

Cash and due from banks	$612,952	$663,720
Federal funds sold	173,713	173,535
Interest-bearing deposits	543,805	175,862
FHLB overnight deposits	267,053	379,282
Federal Reserve Bank balances	2,433,909	3,420,737
Total	$4,031,432	$4,813,136

Loans. Net loans receivable increased by $11,000, from $83,540,000 at March 31, 2013 to $83,551,000 at September 30, 2013, primarily as a result of the net effect of a $520,000 increase in 1-4 single family mortgages, a $385,000 increase in farm loans, a $250,000 increase in home equity lines of credit, and a $77,000 increase in commercial loans, partially offset by a $1,018,000 decrease in mortgages secured by land and a $202,000 decrease in commercial mortgage loans. The increase in residential mortgage loans was primarily the result of our increased emphasis on lending in this specific area. The decrease in mortgages secured by land was primarily the result of significant principal reductions on two loans and normal principal reductions on the remaining portfolio.

Securities. Available-for-sale investment securities decreased by $2,080,000, or 3.7%, from $56,282,000 at March 31, 2013 to $54,202,000 at September 30, 2013. The net decrease in available-for-sale securities is the result of the sale of mortgage backed securities, collateralized mortgage obligations and agency securities with proceeds of $1,006,000 with $11,000 in gains $5,000 in losses on the sale, and $6,341,000 of securities being called, having matured, or repayments. These sales, calls, maturities and repayments were partially offset by the purchase of $6,559,000 of U.S. Government Agency bonds, mortgage backed securities, collateralized mortgage obligations, and $110,000 of Brokered Investment CDs. At September 30, 2013, we also held a $182,000 investment in the common stock of the Federal Home Loan Bank of Atlanta.

Deposits. Total deposits decreased by $1,999,000, or 1.5%, to $132,657,000 at September 30, 2013 from $134,656,000 at March 31, 2013. Balances of noninterest-bearing deposits increased by $1,089,000, or 18.2%, to $7,060,000 at September 30, 2013, from $5,972,000 at March 31, 2013. NOW and money market deposit accounts increased by $139,000, or 1.6%, to $8,885,000 at September 30, 2013 from $8,747,000 at March 31, 2013. Savings deposits decreased by $1,096,000 to $23,581,000 at September 30, 2013 from $24,677,000 at March 31, 2013 and certificates of deposit decreased by $2,131,000, or 2.2% at September 30, 2013 from $95,260,000 at March 31, 2013.

Borrowings. We had no borrowings at September 30, 2013 or March 31, 2013.

Shareholders’ Equity.   Shareholders’ equity decreased by $758,000, or 5.3%, to $13,502,000 at September 30, 2013 from $14,260,000 at March 31, 2013 primarily due to a decrease in the after-tax valuation for available-for-sale securities of $799,000 from $181,000 at March 31, 2013 to $(618,000) at September 30, 2013. The decrease in the valuation reserve was a result of a decline in prices on many securities in the investment portfolio due to the increase in interest rates over the six month period ended September 30, 2013.

Results of Operations for the Three Months Ended September 30, 2013 and 2012

Overview. Net income was $9,000 for the three months ended September 30, 2013, compared to $64,000 for the three months ended September 30, 2012. The decrease in net income for the current quarter was primarily the result of a decrease in noninterest revenue resulting from reductions in gains on the sale of land and gains on the sale of investment securities. This decrease in net income was partially offset by an increase in net interest income and decreases in noninterest expenses.

Net Interest Income. Net interest income increased by $10,000, or 1.1%, to $891,000 for the three months ended September 30, 2013, as compared to $882,000 for the three months ended September 30, 2012, primarily due to a decrease in the cost of funds for deposits and a decrease in the average balance for total interest-bearing deposits, partially offset by a smaller decrease in the yield on interest-earning assets and a decrease in the average balance of interest-earning assets. Our interest rate spread was 2.36% for the three months ended September 30, 2013, compared to 2.23% for the three months ended September 30, 2012, and our net interest margin increased by 13 basis points to 2.47% for the three months ended September 30, 2013, from 2.34% for the three months ended September 30, 2012.

Interest on loans decreased by $106,000, or 9.6%, to $991,000 for the three months ended September 30, 2013, as compared to $1,096,000 for the three months ended September 30, 2012. The average balance of loans increased by $683,000 to $83,281,000 for the three months ended September 30, 2013, from $82,598,000 for the three months ended September 30, 2012. The average yield on loans decreased by 56 basis points from 5.28% for the three months ended September 30, 2012 to 4.72% for the three months ended September 30, 2013.

Interest on securities available-for-sale decreased by $6,000, or 3.2%, to $189,000 for the three months ended September 30, 2013, as compared to $195,000 for the three months ended September 30, 2012, due to a decrease in average balances of $3,122,000, partially offset by an increase of 2 basis points in the average yield on the portfolio.

Interest income on interest-bearing deposits decreased by $1,000, or 25.0%, to $4,000 for the three months ended September 30, 2013, as compared to $5,000 for the three months ended September 30, 2012, as a result of a $3,726,000 decrease in average balances partially offset by a 9 basis point increase in the average yield.

Interest expense on total deposits decreased by $122,000 to $293,000 for the three months ended September 30, 2013, from $415,000 for the three months ended September 30, 2012, due to a decrease of $8,328,000 in average balances and a 31 basis point decrease in the average cost of interest-bearing deposits. Interest on certificates of deposit decreased $118,000 to $283,000 for the three months ended September 30, 2013, from $401,000 for the three months ended September 30, 2012, as a result of a 35 basis point decrease in average cost of time deposits and a decrease in average balances of $9,204,000. Interest on savings deposits decreased by $3,000 to $6,000 for the three months ended September 30, 2013, as compared to $9,000 for the three months ended September 30, 2012, due to a decrease in the average cost of savings deposits of 5 basis points and a decrease in average balances of $111,000. Interest on NOW and money market deposit accounts decreased $1,000 to $4,000 for the three months ended September 30, 2013, from $5,000 for the three months ended September 30, 2012 due to a decrease of 8 basis points in the average cost of NOW and money market deposit accounts partially offset by an increase in average balances of $987,000.

Average Balances, Interest and Yields. The following table for the three months ended September 30, 2013 and 2012 presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing the annualized income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Amortization of net deferred loan fees is included in interest income on loans and is insignificant. Non-accruing loans have been included in the table as loans carrying a zero yield. No tax-equivalent adjustments were made.

	Three Months Ended September 30,
	2013			2012
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets:
Interest-bearing deposits	$4,642,897	$3,857	0.33%	$8,368,595	$5,140	0.24%
Investment securities available-for-sale	55,320,921	188,637	1.35	58,443,150	194,952	1.33
Loans receivable, net	83,281,356	990,702	4.72	82,597,644	1,096,271	5.28
Other interest-earning assets	181,883	1,147	2.50	229,085	847	1.47
Total interest-earning assets	143,427,057	1,184,343	3.28%	149,638,474	1,297,210	3.45%
Noninterest-earning assets	4,077,492			6,042,370
Total assets	$147,504,549			$155,680,844

Liabilities and Shareholders’ Equity:
Time deposits	$92,961,328	282,533	1.21%	$102,165,003	400,755	1.56%
Savings	24,326,356	6,108	0.10	24,437,787	9,215	0.15
NOW and money market accounts	9,085,931	4,313	0.19	8,099,275	5,453	0.27
Total interest-bearing deposits	126,373,615	292,954	0.92	134,702,065	415,423	1.23
Other interest-bearing liabilities	462,935	0	0.00	436,330	15	0.01
Total interest-bearing liabilities	126,836,550	292,954	0.92%	135,138,395	415,438	1.22%
Noninterest-bearing deposits	6,629,957			5,677,734
Other noninterest-bearing liabilities	612,410			509,714
Total liabilities	134,078,917			141,325,843
Total shareholders’ equity	13,425,632			14,355,001
Total liabilities and shareholders’ equity	$147,504,549			$155,680,844

Net interest income		$891,389			$881,772
Interest rate spread			2.36%			2.23%
Net interest margin			2.47%			2.34%
Average interest-earning assets to average interest-bearing liabilities			113.08%			110.73%

●	Average loan balances include nonaccrual loans.
●	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

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

Our provision for loan losses decreased $52,000 to $13,000 for the three months ended September 30, 2013 from $65,000 for the three months ended September 30, 2012. At September 30, 2013, the allowance for loan losses was $847,000, or 1.01%, of total loans compared to $909,000, or 1.08%, of total loans at March 31, 2013, and $853,000, or 1.02% of total loans at September 30, 2012. We had balances of $374,000 in 1-4 single family residential mortgage nonaccrual loans at September 30, 2013, compared to $314,000 in 1-4 single family nonaccrual loans, $16,000 in commercial nonaccrual loans and $2,000 in consumer nonaccrual loans at March 31, 2013, and $199,000 of 1-4 single family nonaccrual loans at September 30, 2012.

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

We had recoveries of $811 and $81,000 in 1-4 single family mortgage charge-offs and $15,000 in land mortgage charge-offs during the three months ended September 30, 2013, compared to no recoveries and $89,500 in land loan charge-offs and $48,000 in 1-4 single family mortgage charge-offs during the three months ended September 30, 2012.

Although management utilizes its best judgment in providing for losses, there can be no assurance that they will not have to increase the allowance for loan losses in subsequent periods. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or for the Three
	Months Ended September 30,
	2013	2012

Allowance for loan losses at beginning of period	$928,488	$925,098
Provision for loan losses	13,000	65,000
Recoveries:
Loans secured by mortgages:
1-4 single family residential	811	0
Land	0	0
Commercial	0	0
Total recoveries	811	0
Charge-offs:
Loans secured by mortgages:
1-4 single family residential	80,500	47,971
Land	15,000	89,500
Commercial	0	0
Total charge-offs	95,500	137,471
Net charge-offs	94,689	137,471
Allowance for loan losses at end of period	$846,799	$852,627

Allowance for loan losses to nonaccrual loans	226.59%	268.17%
Allowance for loan losses to total loans outstanding at the end of the period	1.01%	1.02%
Net charge-offs to average loans outstanding during the period (not annualized)	0.11%	0.16%

At September 30, 2013, Madison had two 1-4 single family loans totaling approximately $375,000 classified as troubled debt restructurings “TDRs”, which received rate modifications to current market rates. One of these two loans in the amount of $7,000 is current at September 30, 2013 and is classified as substandard. The individual impairment recorded against this loan was $900 as of September 30, 2013. The other loan in the amount of $368,000 has remained current through the three months ended September 30, 2013 and is not adversely classified. As of September 30, 2013, the individual impairment recorded against this loan was $58,000 compared to $61,000 at September 30, 2012. These loans are in accrual status and in compliance with their modified terms, and therefore, not included in the ratio above.

Noninterest Revenue. Noninterest revenue decreased by $135,000, or 76.4%, for the three months ended September 30, 2013, to $42,000 as compared to $177,000 for the three months ended September 30, 2012. The decrease during the period was primarily due to decreases of $59,000 in gain on the sale of investment securities and $71,000 in gain on sale of land.

Noninterest Expenses. Noninterest expense decreased by $19,000, or 2.0%, to $911,000 for the three months ended September 30, 2013 as compared to $930,000 for the three months ended September 30, 2012, primarily due to decreases in other operating expenses, salaries and employee benefits, professional services and regulatory assessments.

Income Tax Expense. For the three months ended September 30, 2013 and 2012, we incurred no income tax expense. At March 31, 2013, the Bank had a net operating loss carry-forward totaling approximately $643,000, which will begin to expire during the year ending March 31, 2029. The Bank also had a capital loss carry-forward of approximately $495,000, which expires during the year ending March 31, 2014. We have established a valuation allowance to reflect uncertainty as to our ability to realize our deferred tax asset. See Note 12 of the notes to the consolidated financial statements for March 31, 2013, filed in our Annual Report on Form 10-K for the year ended March 31, 2013.

Results of Operations for the Six Months Ended September 30, 2013 and 2012

Overview. Net income was $24,000 for the six months ended September 30, 2013, compared to $134,000 for the six months ended September 30, 2012. The decrease in net income for the current period was primarily the result of a decrease in noninterest revenue resulting from reductions in gains on the sale of investment securities and gains on the sale of land and a decrease in net interest income. These decreases to income were only partially offset by decreases to noninterest expenses and a decrease in the provision for loan losses.

Net Interest Income. Net interest income decreased by $54,000, or 3.0%, to $1,770,000 for the six months ended September 30, 2013, as compared to $1,825,000 for the six months ended September 30, 2012, due to a decrease in average balances and yield of interest-earning assets, partially offset by a decrease in cost of interest-bearing liabilities and a less significant decrease in the average balances on interest-bearing liabilities. Our interest rate spread was 2.35% for the six months ended September 30, 2013, compared to 2.30% for the six months ended September 30, 2012, and our net interest margin increased by 2 basis points to 2.45% for the six months ended September 30, 2013, from 2.43% for the six months ended September 30, 2012.

Interest on loans decreased by $241,000, or 10.8%, to $1,998,000 for the six months ended September 30, 2013, as compared to $2,238,000 for the six months ended September 30, 2012. The average balance of loans decreased by $447,000 to $83,258,000 for the six months ended September 30, 2013, from $83,704,000 for the six months ended September 30, 2012. The average yield on loans decreased by 56 basis points to 4.79% for the six months ended September 30, 2013 from 5.35% for the six months ended September 30, 2012.

Interest on securities available-for-sale decreased by $56,000, or 13.3%, to $368,000 for the six months ended September 30, 2013, as compared to $425,000 for the six months ended September 30, 2012, due to a 16 basis point decrease in the average yield and a decrease of $1,817,00 in average balances of the portfolio.

Interest income on interest-bearing deposits decreased by $4,000, or 33.1%, to $8,000 for the six months ended September 30, 2013, as compared to $12,000 for the six months ended September 30, 2012, as a result of a $3,950,000 decrease in average balances partially offset by a five basis point increase in the average yield.

Interest expense on total deposits decreased by $248,000, or 29.1%, to $606,000 for the six months ended September 30, 2013, from $854,000 for the six months ended September 30, 2012, due to a 31 basis point decrease in the average cost of interest-bearing deposits and a $7,801,000 decrease in the average balance of interest-bearing deposits. Interest on certificates of deposit decreased by $240,000 to $585,000 for the six months ended September 30, 2013 from $825,000 for the six months ended September 30, 2012, as a result of the 36 basis point decrease in the average cost of time deposits and by a decrease in average balances of $9,159,000. Interest on savings deposits decreased by $6,000 to $12,000 for the six months ended September 30, 2013, from $18,000 for the six months ended September 30, 2012, due to a decrease in the average cost of savings accounts of 5 basis points partially offset by an increase in average balances of $402,000. Interest on NOW and money market deposit accounts decreased by $3,000 to $9,000 for the six months ended September 30, 2013, from $12,000 for the six months ended September 30, 2012, due to a decrease in the cost of NOW and money market deposit accounts of 10 basis points, partially offset by an increase of $956,000 in average balances.

Average Balance and Yields. The following table for the six months ended September 30, 2013 and 2012 presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing the annualized income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Amortization of net deferred loan fees is included in interest income on loans and is insignificant. Non-accruing loans have been included in the table as loans carrying a zero yield. No tax-equivalent adjustments were made.

	Six Months Ended September 30,
	2013			2012
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets:
Interest-bearing deposits	$5,063,049	$8,103	0.32%	$9,013,512	$12,113	0.27%
Investment securities available-for-sale	55,550,325	368,260	1.32	57,367,679	424,697	1.48
Loans receivable, net	83,257,522	1,997,708	4,79	83,704,185	2,238,475	5.35
Other interest-earning assets	181,842	2,407	2.64	278,704	3,839	2.75
Total interest-earning assets	144,052,738	2,376,478	3.29%	150,364,080	2,679,124	3.56%
Noninterest-earning assets	4,660,393			5,991,125
Total assets	$148,713,131			$156,355,205

Liabilities and Shareholders’ Equity:
Time deposits	$93,814,547	585,029	1.24%	$102,973,184	824,738	1.60%
Savings	24,476,927	12,225	0.10	24,075,008	18,056	0.15
NOW and money market accounts	9,047,576	8,770	0.19	8,091,629	11,591	0.29
Total interest-bearing deposits	127,339,050	606,024	0.95	135,139,821	854,385	1.26
Other interest-bearing liabilities	629,336	0	0.00	585,137	15	0.01
Total interest-bearing liabilities	127,968,386	606,024	0.94%	135,724,958	854,400	1.26%
Noninterest-bearing deposits	6,272,009			5,894,374
Other noninterest-bearing liabilities	654,873			476,527
Total liabilities	134,895,268			142,095,859
Total shareholders’ equity	13,817,863			14,259,346
Total liabilities and shareholders’ equity	$148,713,131			$156,355,205

Net interest income		$1,770,454			$1,824,724
Interest rate spread			2.35%			2.30%
Net interest margin			2.45%			2.43%
Average interest-earning assets to average interest-bearing liabilities			112.57%			110.79%

●	Average loan balances include nonaccrual loans.
●	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

Provision and Allowance for Loan Losses. Our provision for loan losses decreased $136,000 to $33,000 for the six months ended September 30, 2013 from $169,000 for the six months ended September 30, 2012. At September 30, 2013, the allowance for loan losses was $847,000, or 1.01% of total loans, compared to $909,000 or 1.08% of total loans at March 31, 2013, and $853,000, or 1.02% of total loans at September 30, 2012. We had balances of $374,000 in 1-4 single family residential mortgage nonaccrual loans at September 30, 2013, compared to $314,000 in 1-4 single family nonaccrual loans, $16,000 in commercial nonaccrual loans and $2,000 in consumer nonaccrual loans at March 31, 2013; and $199,000 of 1-4 single family nonaccrual loans at September 30, 2012. Early in the first quarter of fiscal year 2014, a loan which had been previously transferred to foreclosed real estate was sold with a gain of less than $1,000. We held no other foreclosed real estate during the six months ended September 30, 2013. During the six months ended September 30, 2012, one 1-4 single family loan in the amount of $57,000 was transferred to foreclosed real estate.

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

We had recoveries of $811 and charge-offs of $81,500 in 1-4 single family mortgage loans and charge-offs of $15,000 in land mortgage loans during the six months ended September 30, 2013, compared to $235 in commercial loan recoveries and charge-offs of $64,200 in 1-4 single family mortgage and $89,500 in land mortgage loans during the six months ended September 30, 2012.

Although management utilizes its best judgment in providing for losses, there can be no assurance that they will not have to increase the allowance for loan losses in subsequent periods. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or for the Six
	Months Ended September 30,
	2013	2012

Allowance for loan losses at beginning of period	$909,488	$837,063
Provision for loan losses	33,000	169,000
Recoveries:
Loans secured by mortgages:
1-4 single family residential	811	0
Land	0	0
Commercial	0	235
Total recoveries	811	235
Charge-offs:
Loans secured by mortgages:
1-4 single family residential	81,500	64,171
Land	15,000	89,500
Commercial	0	0
Total charge-offs	96,500	153,671
Net charge-offs (recoveries)	95,689	153,436
Allowance for loan losses at end of period	$846,799	$852,627

Allowance for loan losses to nonaccrual loans	226.59%	268.17%
Allowance for loan losses to total loans outstanding at the end of the period	1.01%	1.02%
Net charge-offs to average loans outstanding during the period (not annualized)	0.11%	0.18%

At September 30, 2013, Madison had two 1-4 single family loans totaling approximately $375,000 classified as troubled debt restructurings “TDRs”, which received rate modifications to current market rates. One of these two loans in the amount of $7,000 is current at September 30, 2013 and is classified as substandard. The individual impairment recorded against this loan was $900 as of September 30, 2013. The other loan in the amount of $368,000 has remained current through the three months ended September 30, 2013 and is not adversely classified. As of September 30, 2013, the individual impairment recorded against this loan was $58,000 compared to $61,000 at September 30, 2012. These loans are in accrual status and in compliance with their modified terms, and therefore, not included in the ratio above.

Noninterest Revenue. Noninterest revenue decreased by $241,000, or 74.4%, for the six months ended September 30, 2013, to $83,000 as compared to $324,000 for the six months ended September 30, 2012. The decrease during the period was primarily due to a decrease of $154,000 in gains on the sale of investment securities and $71,000 in gains on the sale of land.

Noninterest Expenses. Noninterest expense decreased by $49,000 or 2.7%, to $1,797,000 for the six months ended September 30, 2013 as compared to noninterest expense of $1,846,000 for the six months ended September 30, 2012, primarily due to decreases in salaries and employee benefits, occupancy and equipment expenses, and FDIC and regulatory assessments, partially offset by an increase in advertising expense.

Income Tax Expense. For the six months ended September 30, 2013 and 2012, we incurred no income tax expense. At March 31, 2013, the Bank had a net operating loss carry-forward totaling approximately $643,000, which will begin to expire during the year ending March 31, 2029. The Bank also had a capital loss carry-forward of approximately $495,000, which expires during the year ending March 31, 2014. We have established a valuation allowance to reflect uncertainty as to our ability to realize our deferred tax asset. See Note 12 of the notes to the consolidated financial statements for March 31, 2013, filed in our Annual Report on Form 10-K for the year ended March 31, 2013.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending, and investing activities during any given period. At September 30, 2013, cash and cash equivalents totaled $4,031,000. Securities classified as available-for-sale amounted to $54,202,000. Our liquidity has decreased slightly as we have continued to decrease interest rates on deposits. In addition, at September 30, 2013, the Bank had the ability to borrow a total of approximately $30.0 million from the Federal Home Loan Bank of Atlanta, and the Bank has lines of credit totaling approximately $6.1 million with two large financial institutions. At September 30, 2013, we had no Federal Home Loan Bank advances outstanding or borrowings on the lines of credit.

At September 30, 2013, we had $6,379,000 in commitments to extend credit outstanding. Certificates of deposit due within one year of September 30, 2013, totaled $52,549,000, or 56.4% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods due to the current low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September, 2014. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

(b)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101.0

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements

________________________

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

MADISON BANCORP, INC.

Dated: November 8, 2013	By: /s/ Michael P. Gavin
Michael P. Gavin
President, Chief Executive Officer and Chief
Financial Officer
(principal executive officer & principal financial
officer)