Form 10-Q
period 2013-12-31
Madison Bancorp Inc
filed 2014-02-11
CIK 1492324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Yes             No   X

As of February 7, 2014 there were 608,116 shares of the registrant’s common stock outstanding.

MADISON BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2013 and March 31, 2013

	December 31, 2013	March 31, 2013
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$795,570	$663,720
Federal funds sold and interest-bearing deposits	4,025,719	4,149,416
Cash and cash equivalents	4,821,289	4,813,136
Certificates of deposit	506,073	499,862
Investment securities available-for-sale	51,666,297	56,282,175
Federal Home Loan Bank stock, at cost	294,300	181,800
Loans receivable, net	84,211,395	83,540,352
Premises and equipment, net	3,481,463	3,538,379
Foreclosed real estate	0	55,000
Accrued interest receivable	365,388	421,538
Deferred income taxes	734,030	0
Prepaid expenses and other assets	309,822	569,604

Total Assets	$146,390,057	$149,901,846
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing	$7,037,913	$5,971,726
Interest bearing	123,857,111	128,684,072
Total Deposits	130,895,024	134,655,798
Borrowings	1,250,000	0
Advances from borrowers for taxes and insurance	365,822	627,482
Deferred income taxes	0	8,350
Other liabilities	643,876	350,128
Total Liabilities	133,154,722	135,641,758
Shareholders’ Equity
Common Stock, $.01 par value, 10,000,000 shares authorized. Issued: 608,116 shares at December 31, 2013 and March 31, 2013	6,081	6,081
Additional paid-in capital	5,405,969	5,361,954
Retained earnings	9,091,182	9,049,637
Unearned ESOP shares	(309,441)	(338,813)
Accumulated other comprehensive income (loss)	(958,456)	181,229
Total Shareholders’ Equity	13,235,335	14,260,088

Total Liabilities and Shareholders’ Equity	$146,390,057	$149,901,846

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Three and Nine Months Ended December 31, 2013 and 2012

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Interest Revenue
Loans, including fees	$971,989	$1,071,782	$2,969,697	$3,310,257
Investment securities available-for-sale	205,251	180,877	573,511	605,574
Interest-bearing deposits	3,932	5,261	12,035	17,374
Other	1,265	1,399	3,672	5,239
Total Interest Revenue	1,182,437	1,259,319	3,558,915	3,938,444
Interest Expense
Interest on deposits:
Time	258,645	370,692	843,675	1,195,430
Savings	6,043	9,243	18,268	27,299
NOW and Money Market	4,433	5,643	13,203	17,235
Borrowings	677	0	677	15
Total Interest Expense	269,798	385,578	875,823	1,239,979
Net Interest Income	912,639	873,741	2,683,092	2,698,465
Provision for Loan Losses	20,000	61,000	53,000	230,000
Net Interest Income after Provision for Loan Losses	892,639	812,741	2,630,092	2,468,465
Noninterest Revenue
Gain (loss) on sale of investment securities	(60)	126,269	5,490	286,115
Gain on sale of land	0	0	0	71,144
Other	44,607	48,038	122,238	141,468
Total Noninterest Revenue	44,547	174,307	127,728	498,727
Noninterest Expenses
Salaries and employee benefits	499,139	485,028	1,477,740	1,485,864
Occupancy and equipment expense	217,092	210,370	626,674	625,806
Advertising	3,174	3,447	11,512	7,102
Professional services	38,421	50,727	130,452	143,641
FDIC premiums and regulatory assessments	38,200	43,050	125,750	133,050
Data processing	56,492	50,751	161,797	156,772
Stationery and postage	17,532	15,865	53,188	50,125
Other operating expenses	49,420	55,569	129,162	158,367
Total Noninterest Expenses	919,470	914,807	2,716,275	2,760,727
Income Before Income Taxes	17,716	72,241	41,545	206,465
Income Tax Expense	0	0	0	0
Net Income	$17,716	$72,241	$41,545	$206,465
Income per common share - basic	$0.03	$0.13	$0.07	$0.36
Income per common share - diluted	$0.03	$0.13	$0.07	$0.36

   The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Nine Months Ended December 31, 2013 and 2012

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Net income	$17,716	$72,241	$41,545	$206,465
Other comprehensive income (loss):
Securities available for sale:
Net unrealized gain / loss during the period	(562,772)	(327,060)	(1,876,573)	183,803
Reclassification adjustment for gains / losses in net income	60	(126,269)	(5,490)	(286,115)
	(562,712)	(453,329)	(1,882,063)	(102,312)
Deferred tax expense (benefit):
Securities available for sale:
Net unrealized gain / loss during the period	(221,985)	(129,009)	(740,212)	72,501
Reclassification adjustment for gains / losses in net income	24	(49,807)	(2,166)	(112,858)
	(221,961)	(178,816)	(742,378)	(40,357)
Other comprehensive income (loss), net of tax	(340,751)	(274,513)	(1,139,685)	(61,955)
Comprehensive income (loss)	$(323,035)	$(202,272)	$(1,098,140)	$144,510

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Nine Months Ended December 31, 2013 and 2012

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance March 31, 2012	$6,081	$5,345,251	$8,835,984	$(362,300)	$329,702	$14,154,718
Comprehensive Income:
Net income			206,465			206,465
Net unrealized gain on available-for-sale securities, net of tax effect of $138,459					(61,955)	(61,955)
Stock based compensation		10,751		(376)		10,375
ESOP shares allocated for release		2,838		28,380		31,218

Balance December 31, 2012	$6,081	$5,358,840	$9,042,449	$(334,296)	$267,747	$14,340,821

Balance March 31, 2013	$6,081	$5,361,954	$9,049,637	$(338,813)	$181,229	$14,260,088
Comprehensive Income:
Net income			41,545			41,545
Net unrealized loss on available-for-sale securities, net of tax effect of $(742,378)					(1,139,685)	(1,139,685)
Stock based compensation		24,857		992		25,849
ESOP shares allocated for release		19,158		28,380		47,538
Balance December 31, 2013	$6,081	$5,405,969	$9,091,182	$(309,441)	$(958,456)	$13,235,335

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended December 31, 2013 and 2012

	Nine Months Ended December 31,
	2013	2012
Cash flows from Operating Activities
Net income	$41,545	$206,465
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	118,534	259,342
Increase in net deferred loan costs	(429)	(43,368)
Provision for loan losses	53,000	230,000
Gain on sale of investment securities	(5,490)	(286,115)
Gain on sale of land	0	(71,144)
Gain on sale and write-down of foreclosed real estate	(110)	0
Depreciation and amortization	166,756	156,812
ESOP expense	47,538	31,218
Stock based compensation	25,849	10,375
Changes in operating assets and liabilities:
Accrued interest receivable	56,150	48,102
Prepaid expenses and other assets	259,782	89,947
Other liabilities	293,748	107,806
Net cash provided by operating activities	1,056,873	739,440
Cash flows from Investing Activities
(Increase) decrease in loans receivable, net	(723,614)	2,181,612
(Increase) decrease in investment certificates of deposit, net	(6,211)	240,128
Activity in available-for-sale securities:
Sales	2,315,202	17,469,413
Maturities, repayments and calls	8,396,795	15,043,992
Purchases	(8,091,228)	(36,617,193)
Purchase of property and equipment	(109,840)	(20,367)
Proceeds from sale of property and equipment	0	99,852
Redemption of FHLB stock	(112,500)	6,100
Proceeds from sale of foreclosed real estate	55,110	0
Proceeds from sale of ground rents	0	290,000
Net cash (used in) provided by investing activities	1,723,714	(1,306,463)
Cash flow from Financing Activities
(Decrease) increase in deposits, net	(3,760,774)	(3,578,316)
Advance from Federal Home Loan Bank	1,250,000	0
(Decrease) increase in advances from borrowers, net	(261,660)	(220,263)
Net cash used by financing activities	(2,772,434)	(3,798,579)
Net Change in Cash and Cash Equivalents	8,153	(4,365,602)
Cash and Cash Equivalents, Beginning of Period	4,813,136	10,735,213
Cash and Cash Equivalents, End of Period	$4,821,289	$6,369,611

Supplemental disclosure:
Interest paid	$875,834	$1,253,420
Loans transferred to foreclosed real estate	0	57,000

The accompanying notes are an integral part of these consolidated financial statements.

MADISON BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2013

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

Subsequent Events. We evaluated subsequent events after December 31, 2013 through February 10, 2014, the date this report was available to be issued. No significant subsequent events were identified which would affect the presentation of the financial statements.

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

Note 2. Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic and diluted earnings per share for the three and nine months ended December 31, 2013 and 2012 are summarized below:

	Three Months Ended December 31		Nine Months Ended December 31
	2013	2012	2013	2012

Net income	$17,716	$72,241	$41,545	$206,465

Average common shares outstanding	574,755	571,917	574,734	571,896
Stock option adjustment	14,635	3,841	11,744	2,318
Average common shares outstanding - diluted	589,390	575,758	586,478	574,214

Earnings per common share - basic	$0.03	$0.13	$0.07	$0.36
Earnings per common share - diluted	$0.03	$0.13	$0.07	$0.36

Note 3. Cash and Cash Equivalents

The Company sells federal funds on an unsecured basis to correspondent banks. As of December 31, 2013 and March 31, 2013, the balance of federal funds sold on an unsecured basis was $73,777 and $173,535, respectively. As of December 31, 2013 and March 31, 2013, the Company had $184,004 and $168,629, respectively, invested in a money market account at a brokerage that is not covered by deposit insurance.

Financial institutions are required to carry noninterest-bearing cash reserves at specific percentages of deposit balances. The Bank’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirement.

Note 4. Investment Securities

The amortized cost and estimated fair value of investment securities at December 31, 2013 and March 31, 2013, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2013
Investment securities available-for-sale:
U.S. government agencies	$15,386,705	$0	$891,201	$14,495,504
Brokered certificates of deposit	5,146,000	17,100	5,276	5,157,824
Mortgage-backed securities (Agency)	21,558,982	95,272	627,982	21,026,272
Collateralized mortgage obligations (Agency)	11,157,396	21,071	191,770	10,986,697
	$53,249,083	$133,443	$1,716,229	$51,666,297

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2013
Investment securities available-for-sale:
U.S. government agencies	$15,137,211	$18,332	$33,765	$15,121,778
Brokered certificates of deposit	8,444,000	36,394	1,119	8,479,275
Mortgage-backed securities (Agency)	18,802,845	256,680	37,871	19,021,654
Collateralized mortgage obligations (Agency)	13,598,841	76,606	15,979	13,659,468
	$55,982,897	$388,012	$88,734	$56,282,175

The Bank has arranged for two lines of credit with large financial institutions for liquidity to meet expected and unexpected cash needs. One line of credit is unsecured and the other is collateralized by brokered certificates of deposit if any advances are disbursed. As of December 31, 2013 and March 31, 2013, there were no borrowings or securities pledged under these lines of credit.

The following is a summary of contractual maturities of securities available-for-sale as of December 31, 2013:

	Available-for-Sale
	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$1,900,000	$1,904,114
After one year through five years	8,618,607	8,525,724
After five years through ten years	8,364,098	7,697,533
After ten years	1,650,000	1,525,957
	20,532,705	19,653,328

Mortgage-backed securities (Agency)	21,558,982	21,026,272
Collateralized mortgage obligations (Agency)	11,157,396	10,986,697
	$53,249,083	$51,666,297

Proceeds from the sale of investment securities were $2,315,202 and $17,469,413 during the nine months ended December 31, 2013 and 2012, respectively, with gains of $14,347 and losses of $8,857 for the nine months ended December 31, 2013 and gains of $302,785 and losses of $16,670 for the nine months ended December 31, 2012.

The following table presents Madison’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at December 31, 2013 and March 31, 2013.

	Less than 12 Months		12 Months or More		Total
December 31, 2013	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Investment securities available-for-sale:
U.S. Government agencies	$11,348,595	$586,302	$3,146,909	$304,899	$14,495,504	$891,201
Brokered certificates of deposit	664,724	5,276	0	0	664,724	5,276
Mortgage-backed securities (Agency)	13,880,726	627,981	0	0	13,880,726	627,981
Collateralized mortgage obligations (Agency)	3,697,198	168,982	2,395,870	22,789	6,093,068	191,771
	$29,591,243	$1,388,541	$5,542,779	$327,688	$35,134,022	$1,716,229

	Less than 12 Months		12 Months or More		Total
March 31, 2013	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Investment securities available-for-sale:
U.S. Government agencies	$7,592,327	$33,765	$0	$0	$7,592,327	$33,765
Brokered certificates of deposit	431,881	1,119	0	0	431,881	1,119
Mortgage-backed securities (Agency)	4,318,861	37,871	0	0	4,318,861	37,871
Collateralized mortgage obligations (Agency)	2,214,670	11,111	1,117,261	4,868	3,331,931	15,979
	$14,557,739	$83,866	$1,117,261	$4,868	$15,675,000	$88,734

The gross unrealized losses are not considered by management to be other-than-temporary impairments. Management has the intent and ability to hold these securities until maturity. In most cases, temporary impairment is caused by market interest rate fluctuations.

Note 5. Loans Receivable and Allowance for Loan Losses

Loans receivable consist of the following at December 31, 2013 and March 31, 2013:

	December 31, 2013	March 31, 2013
Loans secured by mortgages:
Residential:
1-4 Single family	$55,029,606	$54,604,184
Multifamily	1,446,856	1,513,209
Lines of credit	3,147,962	2,658,271
Commercial	14,212,965	14,553,616
Land	2,834,744	4,191,616
Farm loans guaranteed by the USDA	1,251,660	888,544
Residential construction	1,228,618	1,367,134
	79,152,411	79,776,574
Consumer	437,342	403,330
Commercial	5,304,143	4,090,168
Total loans receivable	84,893,896	84,270,072
Net deferred costs	180,196	179,768
Allowance for loan losses	(862,697)	(909,488)
Loans receivable, net	$84,211,395	$83,540,352

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

The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans as of December 31, 2013 and March 31, 2013.

Commercial Credit Exposure	Commercial, Not Real Estate Secured		Commercial Real Estate (1)
	December 31, 2013	March 31, 2013	December 31, 2013	March 31, 2013
Grade:
Pass	$5,304,143	$3,702,067	$12,691,760	$11,634,602
Special Mention	0	372,524	0	3,430,979
Substandard	0	15,577	2,772,865	376,579
Doubtful	0	0	0	0
Loss	0	0	0	0
	$5,304,143	$4,090,168	$15,464,625	$15,442,160

Other Credit Exposure	Residential Real Estate Construction and Land		Residential Real Estate Other (2)		Consumer
	December 31, 2013	March 31, 2013	December 31, 2013	March 31, 2013	December 31, 2013	March 31, 2013
Grade:
Pass	$3,940,049	$2,021,668	$57,844,136	$57,944,859	$437,342	$401,803
Special Mention	0	3,396,480	566,369	509,874	0	0
Substandard	123,313	140,602	1,213,919	320,931	0	1,527
Doubtful	0	0	0	0	0	0
Loss	0	0	0	0	0	0
	$4,063,362	$5,558,750	$59,624,424	$58,775,664	$437,342	$403,330

(1)	Commercial real estate includes farm loans guaranteed by the USDA.
(2)	Residential real estate other includes 1-4 single family residential, multifamily residential and home equity lines of credit.

Age Analysis of Past Due Loans as of December 31, 2013 and March 31, 2013

	30-59 Days	60-89 Days	90 Days or More Past Due		Total		Total Nonaccrual	Nonaccrual Interest Not
December 31, 2013	Past Due	Past Due	Accrual	Nonaccrual	Past Due	Current	Loans	Accrued
Loans secured by mortgages:
Residential:
1-4 Single family	$928,885	$887,169	$0	$569,474	$2,385,528	$52,644,078	$605,452	$35,953
Multifamily	0	0	0	0	0	1,446,856	0	0
Lines of credit	0	0	0	0	0	3,147,962	0	0
Commercial	0	0	0	365,916	365,916	13,847,049	365,916	7,499
Land	0	0	0	0	0	2,834,744	0	0
Farm	0	0	0	0	0	1,251,660	0	0
Residential Construction	0	0	0	0	0	1,228,618	0	0
	928,885	887,169	0	935,390	2,751,444	76,400,967	971,368	43,452
Consumer	2,580	0	0	0	2,580	434,762	0	0
Commercial	449,434	0	0	0	449,434	4,854,709	0	0
	$1,380,899	$887,169	$0	$935,390	$3,203,458	$81,690,438	$971,368	$43,452

	30-59 Days	60-89 Days	90 Days or More Past Due		Total		Total Nonaccrual	Nonaccrual Interest Not
March 31, 2013	Past Due	Past Due	Accrual	Nonaccrual	Past Due	Current	Loans	Accrued
Loans secured by mortgages:
Residential:
1-4 Single family	$576,788	$74,160	$0	$313,580	$964,528	$53,639,656	$313,580	$26,954
Multifamily	0	0	0	0	0	1,513,209	0	0
Lines of credit	0	0	0	0	0	2,658,271	0	0
Commercial	0	0	376,579	0	376,579	14,177,037	0	0
Land	0	0	0	0	0	4,191,616	0	0
Farm	0	0	0	0	0	888,544	0	0
Residential Construction	424,938	0	0	0	424,938	942,196	0	0
	1,001,726	74,160	376,579	313,580	1,766,045	78,010,529	313,580	26,954
Consumer	3,494	0	0	1,527	5,021	398,309	1,527	0
Commercial	0	0	0	15,577	15,577	4,074,591	15,577	109
	$1,005,220	$74,160	$376,579	$330,684	$1,786,643	$82,483,429	$330,684	$27,063

Impaired Loans as of and for the Nine Months Ended December 31, 2013

	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans secured by mortgages:
Residential:
1-4 Single family	$1,405,281	$798,885	$408,896	$1,207,781	$59,900	$1,225,104	$24,484
Multifamily	0	0	0	0	0	0	0
Lines of credit	371,785	371,785	0	371,785	0	380,595	5,382
Commercial	2,772,866	2,772,866	0	2,772,866	0	2,785,043	46,475
Land	227,813	123,313	0	123,313	0	124,535	7,851
Farm	0	0	0	0	0	0	0
Residential construction	0	0	0	0	0	0	0
	4,777,745	4,066,849	408,896	4,475,745	59,900	4,515,277	84,192
Consumer	0	0	0	0	0	0	0
Commercial	0	0	0	0	0	0	0
Total impaired loans	$4,777,745	$4,066,849	$408,896	$4,475,745	$59,900	$4,515,277	$84,192

Impaired Loans as of and for the Year Ended March 31, 2013

	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans secured by mortgages:
Residential:
1-4 Single family	$812,251	$313,580	$379,930	$693,510	$60,200	$777,370	$10,346
Multifamily	0	0	0	0	0	0	0
Lines of credit	0	0	0	0	0	0	0
Commercial	376,579	376,579	0	376,579	0	381,180	33,686
Land	230,102	140,602	0	140,602	0	223,763	9,945
Farm	0	0	0	0	0	0	0
Residential construction	0	0	0	0	0	0	0
	1,418,932	830,761	379,930	1,210,691	60,200	1,382,313	53,977
Consumer	1,527	1,527	0	1,527	0	1,588	34
Commercial	15,837	15,577	0	15,577	0	16,832	343
Total impaired loans	$1,436,296	$847,865	$379,930	$1,227,795	$60,200	$1,400,733	$54,354

We occasionally modify loans to extend the term to help borrowers stay current on their loan and to avoid foreclosure. At December 31, 2013, we had nine 1-4 single family mortgage loans totaling approximately $2,132,000 that we had modified the terms either by extending the term or increasing the payments to allow the customer to become current. We did not forgive any principal or interest, or modify the interest rates on the loans. Three of these nine modified loans with balances totaling $845,000 were current, one of these nine with a balance of $152,000 was 30-59 days delinquent, three of these nine with balances totaling $807,000 were 60-89 days delinquent and two of these nine with balances totaling $328,000 were greater than 90 days delinquent at December 31, 2013.

Classified loans also include certain loans that have been modified in troubled debt restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Bank’s loss mitigation activities and could include reductions in interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Generally, TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. TDRs are also classified as nonperforming if they are on nonaccrual or become greater than 30 days past due.

A summary of TDRs at December 31, 2013 and March 31, 2013 follows:

December 31, 2013	Number of Loans	Performing	Nonperforming	Total

Loans secured by residential:
1-4 Single family	3	$372,919	$35,977	$408,896

Total	3	$372,919	$35,977	$408,896

March 31, 2013	Number of Loans	Performing	Nonperforming	Total

Loans secured by residential:
1-4 Single family	2	$382,186	$0	$382,186

Total	2	$382,186	$0	$382,186

The following tables set forth for the nine months ended December 31, 2013 and 2012 and for the year ended March 31, 2013, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

For the Nine Months Ended December 31, 2013:

	Allowance 3/31/2013	Charge-offs	Recoveries	Provision	Allowance 12/31/2013
Loans secured by mortgages:
Residential:
1-4 Single family	$343,110	$85,700	$909	$86,736	$345,055
Multifamily	19,218	0	0	(1,132)	18,086
Lines of credit	15,950	0	0	25,759	41,709
Commercial	258,443	0	0	63,923	322,366
Land	95,200	15,000	0	(36,356)	43,844
Farm	0	0	0	0	0
Residential construction	36,459	0	0	(21,101)	15,358
	768,380	100,700	909	117,829	786,418
Consumer	2,802	0	0	107	2,909
Commercial	60,147	0	0	11,989	72,136
Unallocated	78,159	0	0	(76,925)	1,234
Total	$909,488	$100,700	$909	$53,000	$862,697

	Allowance		Loan Balance
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Loan Balance
Loans secured by mortgages:
Residential:
1-4 Single family	$59,900	$285,155	$1,207,781	$53,821,825	$55,029,606
Multifamily	0	18,086	0	1,446,856	1,446,856
Lines of credit	0	41,709	371,785	2,776,177	3,147,962
Commercial	0	322,366	2,772,866	11,440,099	14,212,965
Land	0	43,844	123,313	2,711,431	2,834,744
Farm	0	0	0	1,251,660	1,251,660
Residential construction	0	15,358	0	1,228,618	1,228,618
	59,900	726,518	4,475,745	74,676,666	79,152,411
Consumer	0	2,909	0	437,342	437,342
Commercial	0	72,136	0	5,304,143	5,304,1433
Unallocated	0	1,234	0	0	0
Total	$59,900	$802,797	$4,475,745	$80,418,151	$84,893,896

For the Nine Months Ended December 31, 2012:

	Allowance 3/31/2012	Charge-offs	Recoveries	Provision	Allowance 12/31/2012
Loans secured by mortgages:
Residential:
1-4 Single family	$372,404	$75,712	$0	$47,580	$344,272
Multifamily	18,705	0	0	(596)	18,109
Lines of credit	13,817	0	0	446	14,263
Commercial	188,199	0	0	47,968	236,167
Land	152,621	89,500	0	23,632	86,753
Farm	0	0	0	0	0
Residential construction	16,417	0	0	6,126	22,543
	762,163	165,212	0	125,156	722,107
Consumer	3,103	0	0	390	3,493
Commercial	71,149	0	236	(13,605)	57,780
Unallocated	648	0	0	118,059	118,707
Total	$837,063	$165,212	$236	$230,000	$902,087

	Allowance		Loan Balance
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Loan Balance
Loans secured by mortgages:
Residential:
1-4 Single family	$61,000	$283,272	$714,724	$53,646,724	$54,361,448
Multifamily	0	18,109	0	1,534,702	1,534,702
Lines of credit	0	14,263	0	2,593,189	2,593,189
Commercial	0	236,167	380,043	14,078,883	14,458,926
Land	0	86,753	141,202	4,362,211	4,503,413
Farm	0	0	0	0	0
Residential construction	0	22,543	0	1,374,796	1,374,796
	61,000	661,107	1,235,969	77,590,505	78,826,474
Consumer	0	3,493	0	525,217	525,217
Commercial	0	57,780	0	3,982,240	3,982,240
Unallocated	0	118,707	0	0	0
Total	$61,000	$841,087	$1,235,969	$82,097,962	$83,333,931

For the Year Ended March 31, 2013:

	Allowance 3/31/2012	Charge-offs	Recoveries	Provision	Allowance 3/31/2013
Loans secured by mortgages:
Residential:
1-4 Single family	$372,404	$75,712	$7,401	$39,017	$343,110
Multifamily	18,705	0	0	513	19,218
Lines of credit	13,817	0	0	2,133	15,950
Commercial	188,199	0	0	70,244	258,443
Land	152,621	89,500	0	32,079	95,200
Farm	0	0	0	0	0
Residential construction	16,417	0	0	20,042	36,459
	762,163	165,212	7,401	164,028	768,380
Consumer	3,103	0	0	(301)	2,802
Commercial	71,149	0	236	(11,238)	60,147
Unallocated	648	0	0	77,511	78,159
Total	$837,063	$165,212	$7,637	$230,000	$909,488

	Allowance		Loan Balance
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Ending Loan Balance
Loans secured by mortgages:
Residential:
1-4 Single family	$60,200	$282,910	$693,510	$53,910,674	$54,604,184
Multifamily	0	19,218	0	1,513,209	1,513,209
Lines of credit	0	15,950	0	2,658,271	2,658,271
Commercial	0	258,443	376,579	14,177,037	14,553,616
Land	0	95,200	140,602	4,051,014	4,191,616
Farm	0	0	0	888,544	888,544
Residential construction	0	36,459	0	1,367,134	1,367,134
	60,200	708,180	1,210,691	78,565,883	79,776,574
Consumer	0	2,802	1,527	401,803	403,330
Commercial	0	60,147	15,577	4,074,591	4,090,168
Unallocated	0	78,159	0	0	0
Total	$60,200	$849,288	$1,227,795	$83,042,277	$84,270,072

Note 6. Borrowings

At December 31, 2013, the Bank had the ability to borrow a total of approximately $29.4 million from the Federal Home Loan Bank of Atlanta, and the Bank has lines of credit totaling approximately $5.3 million with two large financial institutions. The FHLB borrowing requires us to pledge mortgage loans as collateral, and one of the lines of credit requires us to pledge brokered certificates of deposit or US Government Agency securities. At December 31, 2013, the Bank had Federal Home Loan Bank advances totaling $1,250,000 outstanding and no borrowings on the lines of credit. The interest rate on the advance outstanding was 0.18%. The advance matured on January 23, 2014. The rates on the borrowing lines are determined at the time of the advance. There were no borrowings as of March 31, 2013.

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

The Bank had outstanding firm commitments to originate, fund, or purchase loans as follows:

	December 31, 2013	March 31, 2013

Mortgage loan commitments – fixed rate	$218,750	$1,573,750
Mortgage loan commitments – variable rate	14,109	238,629
Unused equity lines of credit (variable rate)	2,572,096	2,815,945
Commercial and consumer lines of credit	259,707	230,651
Standby letters of credit	312,293	377,530
Total	$3,376,955	$5,236,505

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

Investment securities available-for-sale are the only financial assets measured at fair value on a recurring basis. As of December 31, 2013 and March 31, 2013, the fair values were measured using the following methodologies:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Government agencies	$0	$14,495,504	$0	$14,495,504
Brokered certificates of deposit	0	5,157,824	0	5,157,824
Mortgage-backed securities (Agency)	255,397	20,769,423	1,452	21,026,272
Collateralized mortgage obligations (Agency)	0	10,986,697	0	10,986,697
	$255,397	$51,409,450	$1,452	$51,666,297

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Investment securities available-for-sale:
U.S. Government agencies	$1,024,845	$14,096,933	$0	$15,121,778
Brokered certificates of deposit	8,479,275	0	0	8,479,275
Mortgage-backed securities (Agency)	1,022,582	17,503,140	495,932	19,021,654
Collateralized mortgage obligations (Agency)	285,887	12,797,159	576,422	13,659,468
	$10,812,589	$44,397,232	$1,072,354	$56,282,175

The following table summarizes activity in securities valued using Level 3 inputs during the nine months ended December 31, 2013:

December 31, 2013

Balance at beginning of the period	$1,072,354
Purchases	0
Sales	0
Paydowns	(81,702)
Transfers in and/or out of Level 3	(917,573)
Changes in market value	(71,627)
Balance at the end of the period	$1,452

The Company measures its impaired loans on a nonrecurring basis, generally based on the fair value of the loans’ collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of December 31, 2013 and March 31, 2013, our recorded investment in impaired loans was $4,475,745 and $1,227,795, respectively. Our allowance for loan losses included an allocation for these individually evaluated loans of $59,900 and $60,200 as of December 31, 2013 and March 31, 2013, respectively.

The Company measures its foreclosed real estate on a nonrecurring basis at fair value less estimated cost to sell. There was no foreclosed real estate as of December 31, 2013. As of March 31, 2013, the fair value of foreclosed real estate was estimated to be $55,000. Fair value was determined based on offers and/or appraisals. Cost to sell the assets was based on standard market factors. The Company categorizes its foreclosed real estate as Level 3. During the nine months ended December 31, 2113, the foreclosed real estate owned as of March 31, 2013 was sold for $55,110.

The following table summarizes the fair values of assets measured on a nonrecurring basis as of December 31, 2013 and March 31, 2013:

	December 31, 2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total

Impaired loans	$0	$0	$4,415,845	$4,415,845
Foreclosed real estate	0	0	0	0

Total impaired loans and foreclosed real estate	$0	$0	$4,415,845	$4,415,845

	March 31, 2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total

Impaired loans	$0	$0	$1,167,595	$1,167,595
Foreclosed real estate	0	0	55,000	55,000

Total impaired loans and foreclosed real estate	$0	$0	$1,222,595	$1,222,595

The Bank does not measure the fair value of its other financial assets or liabilities on a recurring basis. The estimated fair values of these financial instruments that are reported at amortized cost in the Company’s consolidated Statements of Financial Condition, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	December 31, 2013		March 31, 2013
(dollars in thousands)	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets

Level 1 inputs:
Cash and cash equivalents	$4,821	$4,821	$4,813	$4,813
Level 2 inputs:
Certificates of deposit	506	506	500	500
Accrued interest receivable	365	365	422	422
Level 3 inputs:
Federal Home Loan Bank stock	294	294	182	182
Loans, net	84,211	87,937	83,540	96,396

Financial liabilities
Level 2 inputs:
Noninterest-bearing deposits	$7,038	$7,038	$5,972	$5,972
Advances from borrowers for taxes and insurance	366	366	627	627
Level 3 inputs:
Interest-bearing deposits	123,857	124,616	128,684	129,625
Borowings	1,250	1,250	0	0

Note 9. Regulatory Capital Ratios for Madison Square Federal Savings Bank

As of December 31, 2013, the most recent date of filing of the Consolidated Reports of Condition and Income with the Office of the Comptroller of the Currency, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action as disclosed in the table below. Management knows of no events or conditions that would change this classification:

	Actual		Minimum Requirements		To Be Well Capitalized
(dollars in thousands)	Amount	%	Amount	%	Amount	%

As of December 31, 2013:
Total risk-based capital (to risk-weighted assets)	$13,458	19.5%	$5,524	8.0%	$6,905	10.0%
Tier I capital (to risk-weighted assets)	12,595	18.2	N/A	N/A	4,143	6.0
Tier I capital (to adjusted total assets)	12,595	8.6	5,846	4.0	7,307	5.0

As of March 31, 2013:
Total risk-based capital (to risk-weighted assets)	$13,298	19.1%	$5,571	8.0%	$6,963	10.0%
Tier I capital (to risk-weighted assets)	12,427	17.8	N/A	N/A	4,178	6.0
Tier I capital (to adjusted total assets)	12,427	8.3	5,986	4.0	7,483	5.0

Note 10. Stock Option Plans

The Company’s shareholders approved the 2011 Equity Incentive Plan, which reserves 79,054 shares for grant to officers and directors of the Company in the form of stock options (60,811 shares) and restricted stock (18,243 shares).

During the nine months ended December 31, 2013 the Company granted stock options for 19,460 shares, with an exercise price of $14.60 per share. The options are exercisable up to 10 years from the grant date. The options vest over a three-year period with one third of the options vesting on each of the first, second and third anniversary dates.

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

Option expense recognized during the nine months ended December 31, 2013 and December 31, 2012 was $24,857 and $7,130, respectively. At December 31, 2013, there was $40,952 of total unrecognized compensation expense related to non-vested stock options to be recognized through February 28, 2016. The weighted average grant date fair value of the options granted during the year ended March 31, 2012 was $1.77 and the weighted average grant date fair value of the options granted during the nine months ended December 31, 2013 was $2.76.

A summary of information regarding stock options outstanding as of December 31, 2013, is as follows:

Weighted Average Exercise Price	Outstanding Shares	Average Remaining Life (Years)	Exercisable Shares

$10.94	43,630	8.68	16,113

Intrinsic value	$253,327		$140,989

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

Comparison of Financial Condition at December 31, 2013 and March 31, 2013

Assets. Total assets decreased $3,512,000, or 2.3%, from $149,902,000 at March 31, 2013, to $146,390,000 at December 31, 2013 due to a $4,616,000, or 8.2%, decrease in investment securities available-for-sale, partially offset by an increase in net loans receivable of $671,000.

Cash and Cash Equivalents. Cash and cash equivalents increased by $8,000, or 0.2%, from $4,813,000 at March 31, 2013 to $4,821,000 at December 31, 2013.

	December 31,	March 31,
	2013	2013

Cash and due from banks	$795,570	$663,720
Federal funds sold	73,778	173,535
Interest-bearing deposits	184,004	175,862
FHLB overnight deposits	128,910	379,282
Federal Reserve Bank balances	3,639,027	3,420,737
Total	$4,821,289	$4,813,136

Loans. Net loans receivable increased by $671,000, or 0.8%, from $83,540,000 at March 31, 2013 to $84,211,000 at December 31, 2013, primarily as a result of the net effect of a $1,214,000 increase in commercial loans, a $490,000 increase in home equity lines of credit and a $425,000 increase in 1-4 single family mortgages, partially offset by a $1,357,000 decrease in mortgages secured by land. The increase in residential mortgage loans was primarily the result of our increased emphasis on lending in this specific area. The decrease in mortgages secured by land was primarily the result of significant principal reductions on two loans and normal principal reductions on the remaining portfolio.

Securities. Available-for-sale investment securities decreased by $4,616,000, or 8.2%, from $56,282,000 at March 31, 2013 to $51,666,000 at December 31, 2013. The net decrease in available-for-sale securities is the result of the sale of mortgage backed securities, collateralized mortgage obligations and agency securities with proceeds of 2,315,000 with $14,000 in gains $9,000 in losses on the sale, and $8,397,000 of securities being called, having matured, or repayments. These sales, calls, maturities and repayments were partially offset by the purchase of $7,981,000 of U.S. Government Agency bonds, mortgage backed securities, collateralized mortgage obligations, and $110,000 of Brokered Investment CDs. At December 31, 2013, we also held a $294,000 investment in the common stock of the Federal Home Loan Bank of Atlanta.

Deposits. Total deposits decreased by $3,761,000, or 2.8%, to $130,895,000 at December 31, 2013 from $134,656,000 at March 31, 2013. Balances of noninterest-bearing deposits increased by $1,066,000, or 17.9%, to $7,038,000 at December 31, 2013, from $5,972,000 at March 31, 2013. NOW and money market deposit accounts increased by $620,000, or 7.1%, to $9,366,000 at December 31, 2013 from $8,747,000 at March 31, 2013. Savings deposits decreased by $72,000, or 0.3%, to $24,605,000 at December 31, 2013 from $24,677,000 at March 31, 2013 and certificates of deposit decreased by $5,374,000, or 5.6%, to $89,886,000 at December 31, 2013 from $95,260,000 at March 31, 2013.

Borrowings. We had Federal Home Loan Bank borrowings of $1,250,000 at December 31, 2013 as compared to no borrowings at March 31, 2013.

Shareholders’ Equity.   Shareholders’ equity decreased by $1,025,000, or 7.2%, to $13,235,000 at December 31, 2013 from $14,260,000 at March 31, 2013 primarily due to a decrease in the after-tax valuation for available-for-sale securities of $1,139,000 from $181,000 at March 31, 2013 to $(958,000) at December 31, 2013. The decrease in the valuation reserve was a result of a decline in prices on many securities in the investment portfolio due to the increase in interest rates over the nine month period ended December 31, 2013.

Results of Operations for the Three Months Ended December 31, 2013 and 2012

Overview. Net income was $18,000 for the three months ended December 31, 2013, compared to $72,000 for the three months ended December 31, 2012. The decrease in net income for the current quarter was primarily the result of a decrease in noninterest revenue resulting from reductions in gains on the sale of investment securities. This decrease in net income was partially offset by an increase in net interest income.

Net Interest Income. Net interest income increased by $39,000, or 4.5%, to $913,000 for the three months ended December 31, 2013, as compared to $874,000 for the three months ended December 31, 2012, primarily due to a decrease in the cost of funds for deposits and a decrease in the average balance for total interest-bearing deposits, partially offset by a smaller decrease in the yield on interest-earning assets and a decrease in the average balance of interest-earning assets. Our interest rate spread was 2.44% for the three months ended December 31, 2013, compared to 2.23% for the three months ended December 31, 2012, and our net interest margin increased by 18 basis points to 2.53% for the three months ended December 31, 2013, from 2.35% for the three months ended December 31, 2012.

Interest on loans decreased by $100,000, or 9.3%, to $972,000 for the three months ended December 31, 2013, as compared to $1,072,000 for the three months ended December 31, 2012. The average balance of loans increased by $1,417,000 to $84,564,000 for the three months ended December 31, 2013, from $83,147,000 for the three months ended December 31, 2012. The average yield on loans decreased by 57 basis points from 5.13% for the three months ended December 31, 2012 to 4.56% for the three months ended December 31, 2013.

Interest on securities available-for-sale increased by $24,000, or 13.5%, to $205,000 for the three months ended December 31, 2013, as compared to $181,000 for the three months ended December 31, 2012, due to an increase of 26 basis points in the average yield, partially offset by a decrease of $3,735,000 in average balances of the portfolio.

Interest income on interest-bearing deposits decreased by $1,000, or 25.3%, to $4,000 for the three months ended December 31, 2013, as compared to $5,000 for the three months ended December 31, 2012, as a result of a $2,553,000 decrease in average balances partially offset by a 3 basis point increase in the average yield.

Interest expense on total deposits decreased by $116,000, or 30.2%, to $269,000 for the three months ended December 31, 2013, from $386,000 for the three months ended December 31, 2012, due to a decrease of $7,441,000 in average balances and a 30 basis point decrease in the average cost of interest-bearing deposits. Interest on certificates of deposit decreased $112,000 to $259,000 for the three months ended December 31, 2013, from $371,000 for the three months ended December 31, 2012, as a result of a 36 basis point decrease in average cost of time deposits and a decrease in average balances of $7,976,000. Interest on savings deposits decreased by $3,000 to $6,000 for the three months ended December 31, 2013, as compared to $9,000 for the three months ended December 31, 2012, due to a decrease in the average cost of savings deposits of 5 basis points and a decrease in average balances of $438,000. Interest on NOW and money market deposit accounts decreased $1,000 to $4,000 for the three months ended December 31, 2013, from $6,000 for the three months ended December 31, 2012 due to a decrease of 8 basis points in the average cost of NOW and money market deposit accounts partially offset by an increase in average balances of $973,000.

Average Balances, Interest and Yields. The following table for the three months ended December 31, 2013 and 2012 presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing the annualized income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Amortization of net deferred loan fees is included in interest income on loans and is insignificant. Non-accruing loans have been included in the table as loans carrying a zero yield. No tax-equivalent adjustments were made.

	Three Months Ended December 31,
	2013			2012
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets:
Interest-bearing deposits	$5,037,739	$3,932	0.31%	$7,590,767	$5,261	0.28%
Investment securities available-for-sale	53,066,792	205,251	1.53	56,801,370	180,877	1.27
Loans receivable, net	84,564,387	971,989	4.56	83,147,417	1,071,782	5.13
Other interest-earning assets	269,865	1,265	1.86	228,400	1,399	2.44
Total interest-earning assets	142,938,783	1,182,437	3.28%	147,767,954	1,259,319	3.39%
Noninterest-earning assets	4,739,134			6,114,787
Total assets	$147,677,917			$153,882,741

Liabilities and Shareholders’ Equity:
Time deposits	$91,425,277	258,645	1.12%	$99,401,277	370,692	1.48%
Savings	24,073,481	6,043	0.10	24,511,546	9,243	0.15
NOW and money market accounts	9,320,752	4,433	0.19	8,347,510	5,643	0.27
Total interest-bearing deposits	124,819,510	269,121	0.86	132,260,333	385,578	1.16
Other interest-bearing liabilities	1,917,675	677	0.14	455,719	0	0.01
Total interest-bearing liabilities	126,737,185	269,798	0.84%	132,716,052	385,578	1.16%
Noninterest-bearing deposits	6,948,184			5,941,622
Other noninterest-bearing liabilities	470,592			667,938
Total liabilities	134,155,961			139,325,612
Total shareholders’ equity	13,521,956			14,557,129
Total liabilities and shareholders’ equity	$147,677,917			$153,882,741

Net interest income		$912,639			$873,741
Interest rate spread			2.44%			2.23%
Net interest margin			2.53%			2.35%
Average interest-earning assets to average interest-bearing liabilities			112.78%			111.34%

●	Average loan balances include nonaccrual loans.
●	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

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

Our provision for loan losses decreased $41,000 to $20,000 for the three months ended December 31, 2013 from $61,000 for the three months ended December 31, 2012. At December 31, 2013, the allowance for loan losses was $863,000, or 1.02%, of total loans compared to $909,000, or 1.08%, of total loans at March 31, 2013, and $902,000, or 1.08% of total loans at December 31, 2012. We had balances of $605,000 in 1-4 single family nonaccrual residential mortgage and $366,000 commercial nonaccrual loans at December 31, 2013, compared to $314,000 in 1-4 single family nonaccrual loans, $16,000 in commercial nonaccrual loans and $1,500 in consumer nonaccrual loans at March 31, 2013, and $426,000 of 1-4 single family nonaccrual loans at December 31, 2012.

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

We had recoveries of $98 and $4,000 in 1-4 single family mortgage charge-offs during the three months ended December 31, 2013, compared to no recoveries and $12,000 in 1-4 single family mortgage charge-offs during the three months ended December 31, 2012.

Although management utilizes its best judgment in providing for losses, there can be no assurance that they will not have to increase the allowance for loan losses in subsequent periods. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or for the Three Months Ended December 31,
	2013	2012

Allowance for loan losses at beginning of period	$846,799	$852,627
Provision for loan losses	20,000	61,000
Recoveries:
Loans secured by mortgages:
1-4 single family residential	98	0
Land	0	0
Commercial	0	0
Total recoveries	98	0
Charge-offs:
Loans secured by mortgages:
1-4 single family residential	4,200	11,540
Land	0	0
Commercial	0	0
Total charge-offs	4,200	11,540
Net charge-offs	4,102	11,540
Allowance for loan losses at end of period	$862,697	$902,087

Allowance for loan losses to nonaccrual loans	88.81%	211.95%
Allowance for loan losses to total loans outstanding at the end of the period	1.02%	1.08%
Net charge-offs to average loans outstanding during the period (not annualized)	0.00%	0.01%

At December 31, 2013, Madison had three 1-4 single family loans totaling approximately $409,000 classified as troubled debt restructurings “TDRs”, which received rate modifications to current market rates. One of these three loans in the amount of $7,000 with an individual impairment of $900 recorded against the loan is current at December 31, 2013 and is classified as substandard. Another of these three loans in the amount of $36,000 with an individual impairment of $1,500 recorded against the loan is 30-59 days delinquent and is classified as substandard. The third loan in the amount of $366,000 with an individual impairment of $57,500 recorded against the loan has remained current through the three months ended December 31, 2013 and is not adversely classified. These loans are in accrual status and in compliance with their modified terms, and therefore, not included in the nonaccrual ratio above.

Noninterest Revenue. Noninterest revenue decreased by $130,000, or 74.4%, for the three months ended December 31, 2013, to $45,000 as compared to $174,000 for the three months ended December 31, 2012. The decrease during the period was primarily due to decreases of $126,000 in gain on the sale of investment securities.

Noninterest Expenses. Noninterest expense increased by $5,000, or 0.5%, to $920,000 for the three months ended December 31, 2013 as compared to $915,000 for the three months ended December 31, 2012, primarily due to increases in salaries and employee benefits, occupancy & equipment expense and data processing expense, partially offset by decreases in professional services, other operating expenses and regulatory assessments.

Income Tax Expense. For the three months ended December 31, 2013 and 2012, we incurred no income tax expense. At March 31, 2013, the Bank had a net operating loss carry-forward totaling approximately $643,000, which will begin to expire during the year ending March 31, 2029. The Bank also had a capital loss carry-forward of approximately $495,000, which expires during the year ending March 31, 2014. We have established a valuation allowance to reflect uncertainty as to our ability to realize our deferred tax asset. See Note 12 of the notes to the consolidated financial statements for March 31, 2013, filed in our Annual Report on Form 10-K for the year ended March 31, 2013.

Results of Operations for the Nine Months Ended December 31, 2013 and 2012

Overview. Net income was $42,000 for the nine months ended December 31, 2013, compared to $206,000 for the nine months ended December 31, 2012. The decrease in net income for the current period was primarily the result of a decrease in noninterest revenue resulting from reductions in gains on the sale of investment securities and gains on the sale of land and a decrease in net interest income. These decreases to income were only partially offset by a decrease in the provision for loan losses and decreases to noninterest expenses.

Net Interest Income. Net interest income decreased by $15,000, or 0.6%, to $2,683,000 for the nine months ended December 31, 2013, as compared to $2,698,000 for the nine months ended December 31, 2012, due to a decrease in average balances and yield of interest-earning assets, partially offset by a decrease in the average balances and cost of interest-bearing liabilities. Our interest rate spread was 2.38% for the nine months ended December 31, 2013, compared to 2.33% for the nine months ended December 31, 2012, and our net interest margin increased by 2 basis points to 2.48% for the nine months ended December 31, 2013, from 2.46% for the nine months ended December 31, 2012.

Interest on loans decreased by $341,000, or 10.3%, to $2,970,000 for the nine months ended December 31, 2013, as compared to $3,310,000 for the nine months ended December 31, 2012. The average balance of loans increased by $1,159,000 to $83,695,000 for the nine months ended December 31, 2013, from $82,536,000 for the nine months ended December 31, 2012. The average yield on loans decreased by 63 basis points to 4.71% for the nine months ended December 31, 2013 from 5.34% for the nine months ended December 31, 2012.

Interest on securities available-for-sale decreased by $32,000, or 5.3%, to $574,000 for the nine months ended December 31, 2013, as compared to $606,000 for the nine months ended December 31, 2012, due to a decrease of $2,597,000 in average balances in the portfolio and to a 1 basis point decrease in the average yield on the portfolio.

Interest income on interest-bearing deposits decreased by $5,000, or 30.7%, to $12,000 for the nine months ended December 31, 2013, as compared to $17,000 for the nine months ended December 31, 2012, as a result of a decrease in the average yield of 8 basis points and a $711,000 decrease in average balances.

Interest expense on total deposits decreased by $364,000, or 29.4%, to $875,000 for the nine months ended December 31, 2013, from $1,240,000 for the nine months ended December 31, 2012, due to a 34 basis point decrease in the average cost of interest-bearing deposits and a $4,304,000 decrease in the average balance of interest-bearing deposits. Interest on certificates of deposit decreased by $352,000 to $844,000 for the nine months ended December 31, 2013 from $1,195,000 for the nine months ended December 31, 2012, as a result of the 42 basis point decrease in the average cost of time deposits and by a decrease in average balances of $4,986,000. Interest on savings deposits decreased by $9,000 to $18,000 for the nine months ended December 31, 2013, from $27,000 for the nine months ended December 31, 2012, due to a decrease in the average cost of savings accounts of 5 basis points partially offset by an increase in average balances of $12,000. Interest on NOW and money market deposit accounts decreased by $4,000 to $13,000 for the nine months ended December 31, 2013, from $17,000 for the nine months ended December 31, 2012, due to a decrease in the cost of NOW and money market deposit accounts of 8 basis points, partially offset by an increase of $669,000 in average balances.

Average Balance and Yields. The following table for the nine months ended December 31, 2013 and 2012 presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing the annualized income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Amortization of net deferred loan fees is included in interest income on loans and is insignificant. Non-accruing loans have been included in the table as loans carrying a zero yield. No tax-equivalent adjustments were made.

	Nine Months Ended December 31,
	2013			2012
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets:
Interest-bearing deposits	$5,456,979	$12,035	0.29%	$6,167,943	$17,374	0.37%
Investment securities available-for-sale	54,383,187	573,511	1.40	56,979,799	605,574	1.41
Loans receivable, net	83,694,728	2,969,697	4.71	82,536,153	3,310,257	5.34
Other interest-earning assets	211,289	3,672	2.31	228,400	5,239	3.05
Total interest-earning assets	143,746,183	3,558,915	3.29%	145,912,295	3,938,444	3.59%
Noninterest-earning assets	4,634,692			5,746,994
Total assets	$148,380,875			$151,659,289

Liabilities and Shareholders’ Equity:
Time deposits	$93,015,228	843,675	1.20%	$98,000,998	1,195,430	1.62%
Savings	24,341,956	18,268	0.10	24,329,598	27,299	0.15
NOW and money market accounts	9,184,793	13,203	0.19	8,515,876	17,235	0.27
Total interest-bearing deposits	126,541,977	875,146	0.92	130,846,472	1,239,964	1.26
Other interest-bearing liabilities	1,060,344	677	0.08	285,609	15	0.01
Total interest-bearing liabilities	127,602,321	875,823	0.91%	131,132,081	1,239,979	1.26%
Noninterest-bearing deposits	6,499,623			5,726,956
Other noninterest-bearing liabilities	560,061			441,284
Total liabilities	134,662,005			137,300,321
Total shareholders’ equity	13,718,870			14,358,968
Total liabilities and shareholders’ equity	$148,380,875			$151,659,289

Net interest income		$2,683,092			$2,698,465
Interest rate spread			2.38%			2.33%
Net interest margin			2.48%			2.46%
Average interest-earning assets to average interest-bearing liabilities			112.65%			111.27%

●	Average loan balances include nonaccrual loans.
●	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

Provision and Allowance for Loan Losses. Our provision for loan losses decreased $177,000 to $53,000 for the nine months ended December 31, 2013 from $230,000 for the nine months ended December 31, 2012. At December 31, 2013, the allowance for loan losses was $863,000, or 1.02% of total loans, compared to $909,000 or 1.08% of total loans at March 31, 2013, and $902,000, or 1.08% of total loans at December 31, 2012. We had balances of $605,000 in 1-4 single family residential mortgage nonaccrual loans and $366,000 in commercial real estate nonaccrual loans at December 31, 2013, compared to $314,000 in 1-4 single family nonaccrual loans, $16,000 in commercial nonaccrual loans and $1,500 in consumer nonaccrual loans at March 31, 2013, and $426,000 of 1-4 single family nonaccrual loans at December 31, 2012. Early in the first quarter of fiscal year 2014, a loan which had been previously transferred to foreclosed real estate was sold with a gain of less than $1,000. We held no other foreclosed real estate during the nine months ended December 31, 2013. During the nine months ended December 31, 2012, one 1-4 single family loan in the amount of $57,000 was transferred to foreclosed real estate.

Management also reviews individual loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

We had recoveries of $909 and charge-offs of $85,700 in 1-4 single family mortgage loans and charge-offs of $15,000 in land mortgage loans during the nine months ended December 31, 2013, compared to $236 in commercial loan recoveries and charge-offs of $75,712 in 1-4 single family mortgage and $89,500 in land mortgage loans during the nine months ended December 31, 2012.

Although management utilizes its best judgment in providing for losses, there can be no assurance that they will not have to increase the allowance for loan losses in subsequent periods. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or for the Nine Months Ended December 31,
	2013	2012

Allowance for loan losses at beginning of period	$909,488	$837,063
Provision for loan losses	53,000	230,000
Recoveries:
Loans secured by mortgages:
1-4 single family residential	909	0
Land	0	0
Commercial	0	236
Total recoveries	909	236
Charge-offs:
Loans secured by mortgages:
1-4 single family residential	85,700	75,712
Land	15,000	89,500
Commercial	0	0
Total charge-offs	100,700	165,212
Net charge-offs (recoveries)	99,791	164,976
Allowance for loan losses at end of period	$862,697	$902,087

Allowance for loan losses to nonaccrual loans	88.81%	211.95%
Allowance for loan losses to total loans outstanding at the end of the period	1.02%	1.08%
Net charge-offs to average loans outstanding during the period (not annualized)	0.12%	0.20%

At December 31, 2013, Madison had three 1-4 single family loans totaling approximately $409,000 classified as troubled debt restructurings “TDRs”, which received rate modifications to current market rates. One of these three loans in the amount of $7,000 with an individual impairment of $900 recorded against the loan is current at December 31, 2013 and is classified as substandard. Another of these three loans in the amount of $36,000 with an individual impairment of $1,500 recorded against the loan is 30-59 days delinquent and is classified as substandard. The third loan in the amount of $366,000 with an individual impairment of $57,500 recorded against the loan has remained current through the nine months ended December 31, 2013 and is not adversely classified. These loans are in accrual status and in compliance with their modified terms, and therefore, not included in the ratio above.

Noninterest Revenue. Noninterest revenue decreased by $371,000, or 74.4%, for the nine months ended December 31, 2013, to $128,000 as compared to $499,000 for the nine months ended December 31, 2012. The decrease during the period was primarily due to a decrease of $281,000 in gains on the sale of investment securities and $71,000 in gains on the sale of land.

Noninterest Expenses. Noninterest expense decreased by $44,000 or 1.6%, to $2,716,000 for the nine months ended December 31, 2013 as compared to noninterest expense of $2,761,000 for the nine months ended December 31, 2012, primarily due to decreases in other operating expenses, professional services and salaries and employee benefits, partially offset by an increase in data processing.

Income Tax Expense. For the nine months ended December 31, 2013 and 2012, we incurred no income tax expense. At March 31, 2013, the Bank had a net operating loss carry-forward totaling approximately $643,000, which will begin to expire during the year ending March 31, 2029. The Bank also had a capital loss carry-forward of approximately $495,000, which expires during the year ending March 31, 2014. We have established a valuation allowance to reflect uncertainty as to our ability to realize our deferred tax asset. See Note 12 of the notes to the consolidated financial statements for March 31, 2013, filed in our Annual Report on Form 10-K for the year ended March 31, 2013.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending, and investing activities during any given period. At December 31, 2013, cash and cash equivalents totaled $4,821,000. Securities classified as available-for-sale amounted to $51,666,000. Our liquidity has decreased slightly as we have continued to decrease interest rates on deposits. In addition, at December 31, 2013, the Bank had the ability to borrow a total of approximately $29.4 million from the Federal Home Loan Bank of Atlanta, and the Bank has lines of credit totaling approximately $5.3 million with two large financial institutions. At December 31, 2013, the Bank had Federal Home Loan Bank advances totaling $1,250,000 outstanding and no borrowings on the lines of credit.

At December 31, 2013, we had $3,377,000 in commitments to extend credit outstanding. Certificates of deposit due within one year of December 31, 2013, totaled $55,584,000, or 61.8% of total certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods due to the current low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September, 2014. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

(b)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

The Annual Meeting of the Stockholders of Madison Bancorp, Inc. will be held on August 11, 2014 at 10:00 a.m.

Item 6. Exhibits

3.1	Articles of Incorporation of Madison Bancorp, Inc. (1)
3.2	Bylaws of Madison Bancorp, Inc. (2)
4.0	Form of Common Stock Certificate of Madison Bancorp, Inc. (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.0	Section 1350 Certifications
101.0

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements

(1)

Incorporated herein by reference to exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-167455), as amended, initially filed with the Securities and Exchange Commission on June 11, 2010.

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

MADISON BANCORP, INC

Dated: February 10, 2014	By:	/s/ Michael P. Gavin
Michael P. Gavin
President, Chief Executive Officer and Chief Financial Officer
(principal executive officer & principal financial officer)